Form 10-Q
period 2026-09-30
HANCOCK WHITNEY CORP
filed 2026-11-06
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

79,503,483 common shares were outstanding at October 30, 2026.

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

PPNR – Pre-provision net revenue

PSL – purchased seasoned loans, as defined by ASC 326

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2026	2025
ASSETS
Cash and due from banks	$574,300	$562,995
Interest-bearing bank deposits	632,694	132,037
Federal funds sold	178	229
Securities available for sale, at fair value (amortized cost of $6,608,097 and $6,341,322)	6,021,225	5,961,917
Securities held to maturity (fair value of $1,563,618 and $2,011,026)	1,737,048	2,132,882
Loans held for sale (includes $21,334 and $33,158 measured at fair value)	30,662	33,158
Loans	26,540,423	23,958,440
Less: allowance for loan losses	(339,672)	(307,731)
Loans, net	26,200,751	23,650,709
Property and equipment, net of accumulated depreciation of $382,428 and $370,818	265,186	261,181
Right of use assets, net of accumulated amortization of $84,309 and $73,527	105,153	102,056
Prepaid expenses	58,192	58,847
Other real estate and foreclosed assets, net	10,919	14,788
Accrued interest receivable	144,899	138,509
Goodwill	1,114,859	925,404
Other intangible assets, net	112,500	67,071
Life insurance contracts	820,271	798,509
Funded pension assets, net	306,398	292,437
Deferred tax asset, net	109,957	55,798
Other assets	338,271	284,235
Total assets	$38,583,463	$35,472,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,554,777	$10,374,991
Interest-bearing	21,622,531	18,904,783
Total deposits	32,177,308	29,279,774
Short-term borrowings	1,304,281	1,017,292
Long-term debt	212,212	199,407
Accrued interest payable	14,586	14,485
Lease liabilities	125,297	121,505
Other liabilities	515,438	380,182
Total liabilities	34,349,122	31,012,645
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,282,058	1,491,219
Retained earnings	3,197,148	3,035,636
Accumulated other comprehensive loss, net	(554,378)	(376,251)
Total stockholders' equity	4,234,341	4,460,117
Total liabilities and stockholders' equity	$38,583,463	$35,472,762
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	79,493	82,259

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$369,119	$344,341	$1,039,405	$1,014,242
Loans held for sale	500	375	1,611	1,115
Securities-taxable	68,748	56,337	196,042	162,282
Securities-tax exempt	2,272	3,932	9,268	12,157
Short-term investments	6,179	4,035	14,761	17,126
Total interest income	446,818	409,020	1,261,087	1,206,922
Interest expense:
Deposits	120,440	118,101	327,451	356,374
Short-term borrowings	10,276	8,201	33,669	14,911
Long-term debt	2,995	2,980	8,683	9,035
Total interest expense	133,711	129,282	369,803	380,320
Net interest income	313,107	279,738	891,284	826,602
Provision for credit losses	16,097	12,651	43,044	38,038
Net interest income after provision for credit losses	297,010	267,087	848,240	788,564
Noninterest income:
Service charges on deposit accounts	27,077	25,220	78,876	73,595
Trust fees	24,995	24,211	75,618	64,986
Bank card and ATM fees	22,983	21,814	68,290	64,532
Investment and annuity fees and insurance commissions	13,872	14,507	41,061	36,525
Secondary mortgage market operations	2,862	3,475	10,456	11,090
Securities transactions, net	—	—	(98,595)	—
Other income	15,222	16,774	47,137	48,588
Total noninterest income	107,011	106,001	222,843	299,316
Noninterest expense:
Compensation expense	120,881	100,681	325,248	285,508
Employee benefits	23,870	21,341	76,842	67,373
Personnel expense	144,751	122,022	402,090	352,881
Net occupancy expense	14,820	14,066	41,806	41,471
Equipment expense	5,251	4,156	13,818	12,788
Data processing expense	38,677	30,665	103,174	95,363
Professional services expense	23,517	13,375	51,655	41,981
Amortization of intangible assets	2,885	2,694	7,655	7,331
Deposit insurance and regulatory fees	5,286	4,656	15,293	14,504
Other real estate and foreclosed assets expense (income), net	566	(337)	1,221	2,624
Other expense	26,248	21,456	71,473	64,848
Total noninterest expense	262,001	212,753	708,185	633,791
Income before income taxes	142,020	160,335	362,898	454,089
Income taxes expense	31,964	32,869	78,459	93,588
Net income	$110,056	$127,466	$284,439	$360,501
Earnings per common share-basic	$1.37	$1.50	$3.51	$4.20
Earnings per common share-diluted	$1.36	$1.49	$3.48	$4.17
Dividends paid per share	$0.50	$0.45	$1.50	$1.35
Weighted average shares outstanding-basic	79,864	84,871	80,817	85,509
Weighted average shares outstanding-diluted	80,612	85,453	81,445	85,977

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$110,056	$127,466	$284,439	$360,501
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss) on securities available for sale, cash flow hedges and equity method investment	(276,000)	57,901	(347,123)	215,684
Reclassification of net loss realized and included in earnings	5,647	9,714	116,156	28,797
Valuation adjustments to employee benefit plans	(1)	—	(497)	—
Amortization of unrealized net loss on securities transferred to held to maturity	426	413	1,239	1,205
Other comprehensive income (loss) before income taxes	(269,928)	68,028	(230,225)	245,686
Income tax expense (benefit)	(60,971)	14,661	(52,098)	56,054
Other comprehensive income (loss) net of income taxes	(208,957)	53,367	(178,127)	189,632
Comprehensive income (Loss)	$(98,901)	$180,833	$106,312	$550,133

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2026 and 2025					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, June 30, 2026	92,947	$309,513	$1,352,528	$3,127,514	$(345,421)	$4,444,134
Net income	—	—	—	110,056	—	110,056
Other comprehensive loss	—	—	—	—	(208,957)	(208,957)
Comprehensive loss						(98,901)
Dividends declared ($0.50 per common share)	—	—	—	(40,423)	—	(40,423)
Common stock activity, long-term incentive plans	—	—	7,036	1	—	7,037
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,210	—	—	1,210
Repurchase of common stock (1,000,000 shares)	—	—	(78,716)	—	—	(78,716)
Balance, September 30, 2026	92,947	$309,513	$1,282,058	$3,197,148	$(554,378)	$4,234,341
Balance, June 30, 2025	92,947	$309,513	$1,666,695	$2,859,038	$(469,827)	$4,365,419
Net income	—	—	—	127,466	—	127,466
Other comprehensive income	—	—	—	—	53,367	53,367
Comprehensive income						180,833
Dividends declared ($0.45 per common share)	—	—	—	(38,771)	—	(38,771)
Common stock activity, long-term incentive plans	—	—	6,305	19	—	6,324
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,140	—	—	1,140
Repurchase of common stock (662,500 shares)	—	—	(40,466)	—	—	(40,466)
Balance, September 30, 2025	92,947	$309,513	$1,633,674	$2,947,752	$(416,460)	$4,474,479

Nine Months Ended September 30, 2026 and 2025					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2025	92,947	$309,513	$1,491,219	$3,035,636	$(376,251)	$4,460,117
Net income	—	—	—	284,439	—	284,439
Other comprehensive loss	—	—	—	—	(178,127)	(178,127)
Comprehensive income						106,312
Dividends declared ($1.50 per common share)	—	—	—	(122,928)	—	(122,928)
Common stock activity, long-term incentive plans	—	—	10,506	1	—	10,507
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,593	—	—	3,593
Repurchase of common stock (3,112,966 Shares)	—	—	(223,260)	—	—	(223,260)
Balance, September 30, 2026	92,947	$309,513	$1,282,058	$3,197,148	$(554,378)	$4,234,341
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636
Net income	—	—	—	360,501	—	360,501
Other comprehensive income	—	—	—	—	189,632	189,632
Comprehensive income						550,133
Dividends declared ($1.35 per common share)	—	—	—	(117,385)	—	(117,385)
Common stock activity, long-term incentive plans	—	—	11,643	30	—	11,673
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,352	—	—	3,352
Repurchase of common stock (1,762,500 Shares)	—	—	(100,930)	—	—	(100,930)
Balance, September 30, 2025	92,947	$309,513	$1,633,674	$2,947,752	$(416,460)	$4,474,479

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,439	$360,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,186	21,128
Provision for credit losses	43,044	38,038
Gain on other real estate and foreclosed assets	(600)	(715)
Deferred income tax expense	3,530	16,342
Increase cash surrender value of life insurance contracts	(22,757)	(17,975)
Loss on disposal of assets	214	257
Loss on securities transactions, net	98,595	—
Net (increase) decrease in loans held for sale	1,521	(11,082)
Net amortization of securities premium/discount	7,457	9,963
Amortization of intangible assets	7,655	7,331
Stock-based compensation expense	19,764	18,404
Net change in derivative collateral liability	45,948	(30,469)
Net increase (decrease) in interest payable and other liabilities	19,374	(10,415)
Net (increase) decrease in other assets	7,266	(13,314)
Other, net	(8,893)	778
Net cash provided by operating activities	525,743	388,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,482,747	—
Proceeds from maturities of securities available for sale	391,220	302,056
Purchases of securities available for sale	(2,187,905)	(718,792)
Proceeds from maturities of securities held to maturity	447,155	231,062
Purchases of securities held to maturity	(54,262)	—
Proceeds from termination of fair value hedges	1,657	2,270
Net (increase) decrease in short-term investments	(249,436)	28,401
Net purchases of Federal Home Loan Bank stock	(13,271)	(47,822)
Proceeds from sales of loans and leases	128,561	80,239
Net increase in loans	(1,030,458)	(425,959)
Purchases of property and equipment	(11,858)	(11,578)
Net cash paid in business acquisition	(339,504)	(112,071)
Proceeds from sales of other real estate and foreclosed assets	10,376	24,364
Other, net	1,228	(430)
Net cash used in investing activities	(1,423,750)	(648,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,020,636	(833,101)
Net increase in short-term borrowings	286,989	1,252,505
Repayments of long-term debt	(46,649)	—
Dividends paid	(122,513)	(116,593)
Payroll tax remitted on net share settlement of equity awards	(9,257)	(6,761)
Proceeds from dividend reinvestment and stock purchase plans	3,593	3,352
Repurchase of common stock	(223,487)	(100,242)
Net cash provided by financing activities	909,312	199,160
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	11,305	(60,328)
CASH AND DUE FROM BANKS, BEGINNING	562,995	574,910
CASH AND DUE FROM BANKS, ENDING	$574,300	$514,582
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$7,692	$12,063

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q (this “Report” or “report”). Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

In conjunction with the adoption of ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” (“ASU 2025-08”) as of January 1, 2026, the Company updated its accounting policy for acquired loans as described below.

Acquired Loans

Acquired loans are initially evaluated to determine if they qualify as purchased credit deteriorated (PCD) loans. Loans classified as PCD include those individual loans or groups of loans with similar risk characteristics that, as of the date of acquisition, are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, are on nonaccrual and/or are otherwise adversely risk rated as of the acquisition date. Loans that do not meet the criteria to be classified as PCD are then evaluated to determine whether they qualify as purchased seasoned loans (PSL). Loans are PSL if they are acquired at least 90 days after origination and the Company was not involved in the origination of the loan, or if they were acquired in a business combination. Excluded from the scope of PSL are credit card loans, debt securities, contract assets, trade receivables and leases.

For loans classified as PCD and PSL, the Company bifurcates the fair value discount or premium between credit and noncredit components. The credit portion of the fair value discount or premium is added to the initial amortized cost basis of the loans with a corresponding increase to the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquired loans classified as PCD and PSL is allocated to each individual loan. All other acquired loans not classified as PCD or PSL and leases are recorded at the estimated fair value at acquisition, with an estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for loans classified as PCD and PSL and full discount for all other loans and leases are accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

Refer to Note 17 – Recent Accounting Pronouncements for a discussion of the impact of the adoption of ASU 2025-08.

2. Acquisition

On August 1, 2026, the Company completed its previously announced acquisition of OFB Bancshares, Inc., the parent company of One Florida Bank, pursuant to the Agreement and Plan of Merger, dated May 15, 2026 (the "Merger Agreement"). The total purchase consideration was $377.6 million for all outstanding shares of OFB Bancshares, Inc. common stock and stock options. Pursuant to the terms of the Merger Agreement, holders of OFB Bancshares, Inc. common stock received aggregate cash consideration of approximately $355.1 million, or $29.273 per share. In addition, each holder of outstanding OFB Bancshares, Inc. stock options received cash equal to the per-share value of the merger consideration over the per-share exercise price, resulting in aggregate cash consideration of approximately $22.5 million that was paid by OFB Bancshares, Inc. on behalf of the Company. Outstanding OFB Bancshares, Inc. stock options with a per-share exercise price equal to or greater than the per-share value of the merger consideration were cancelled for no consideration.

One Florida Bank operated five financial centers in the greater Orlando, Florida market and one financial center in the Florida Panhandle. The acquisition expands the Company's presence in Florida and establishes a significant position in the high-growth Orlando metropolitan market.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. These fair values are considered preliminary as of September 30, 2026, as the fair value estimate of certain assets acquired and liabilities assumed are subject to continued refinement. Fair value estimates are subject to change for up to one year after the date of acquisition as additional information becomes available.

The following table sets forth the preliminary acquisition-date fair value of the assets acquired and liabilities assumed, and the resulting goodwill. Goodwill is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in the Florida market and expected earnings streams and operational efficiencies that the Company believes will result from this business combination. Goodwill is not deductible for federal income tax purposes.

(in thousands)
Total consideration	$377,586
Cash paid by OFB to settle outstanding options	22,533
Cash paid by the Company for the acquisition	355,053
ASSETS
Cash and due from banks	$15,549
Interest-bearing bank deposits	251,170
Securities available for sale	69,021
Loans	1,716,579
Less: allowance for loan losses	(21,885)
Loans, net	1,694,694
Property and equipment	11,755
Identifiable intangible asset	53,084
Other assets	21,031
Total identifiable assets	$2,116,304
LIABILITIES
Deposit liabilities	1,876,898
Long-term debt	64,910
Other liabilities	8,898
Total liabilities	$1,950,706
Net assets acquired	$165,598
Goodwill	$189,455

The following is a description of the methods used to estimate the fair value of significant assets acquired and liabilities assumed above.

Cash and due from banks and interest-bearing bank deposits: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Securities available for sale: The securities available for sale portfolio consisted primarily of mortgaged backed securities and were valued using a third-party pricing service that uses industry-standard pricing models. The acquired portfolio was sold prior to September 30, 2026.

Loans: The fair values of loans at the acquisition date were estimated using a discounted cash flow method. Loans were grouped into pools based on factors including the type of loan, fixed or variable interest rate, and credit quality indicators. The discount rates were based on an evaluation of market participants’ required rate of return to purchase similar assets by calculating a weighted-average funding cost that was adjusted for differential servicing costs, liquidity, and credit quality when necessary. The credit related portion of the loan discount for loans designated as PCD and PSL was added back to the amortized cost with a corresponding adjustment to the allowance for loan losses.

The following table presents additional information on acquired loans, including the initial fair value for loans designated as PCD and PSL at acquisition.

(in thousands)
	Principal Balance	Premium/ Discount	Acquired Cost Basis	Allowance for Loan Loss	Net Loans
Purchased seasoned loans	$1,730,638	$(29,537)	$1,701,101	$(21,564)	$1,679,537
Purchased credit deteriorated loans	16,253	(775)	15,478	(321)	15,157
Total	$1,746,891	$(30,312)	$1,716,579	$(21,885)	$1,694,694

Property and Equipment: Fair values for bank premises and equipment were generally based on appraisals of the property values.

Identifiable intangible asset: The identifiable intangible asset consists of a core deposit intangible asset equal to the estimated value of the relationships with deposit customers based on the favorable source of funds method. The fair value was estimated based on a discounted cash flow methodology that considered expected customer attrition rates, the cost of the deposit base, the alternative cost of funds, and the discount rate. The core deposit intangible will be amortized using sum-of-the-years’ digits over an estimated life of 15 years.

Deposits: The fair values used for the demand and savings deposits equal the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates, which approximated the carrying amount.

Long-term debt: Long-term debt consists of $35.0 million of long-term Federal Home Loan Bank (FHLB) advances and $30.0 million of redeemable fixed-to-floating subordinated notes with maturity in 2031. The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument, where available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments. The Company repaid the FHLB advances immediately following the completion of the merger and redeemed the subordinated notes on October 1, 2026.

The operating results of the Company for the three and nine months ended September 30, 2026 include the results from the operations of the acquired business from the date of acquisition. During these periods, the acquired business contributed $15.4 million to total revenues (net interest income plus noninterest income) and $9.6 million to net income before taxes. These results exclude acquisition-related costs, as outlined below. As the business combination is not deemed significant and the operating results are not material to the Company's results of operations, supplemental pro forma financial information is not presented.

During the three and nine months ended September 30, 2026, the Company incurred acquisition-related costs of approximately $30.4 million. Acquisition costs include legal, consulting, contract terminations, compensation, and other merger-related and integration expenses, and the initial provision for credit losses on acquired unfunded loan commitments. The following table presents the acquisition-related costs by component:

Three and Nine Months Ended
(in thousands)	September 30, 2026
Provision for credit losses	$1,036
Personnel expense	8,318
Professional services expense	10,493
Data processing expense	7,774
Advertising expense	2,065
Printing and supplies	22
Other expense	678
Total merger-related expenses	$30,386

3. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at September 30, 2026 and December 31, 2025. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $31.6 million at September 30, 2026 and $31.7 million at December 31, 2025, respectively.

	September 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$365,328	$—	$15,020	$350,308	$266,825	$3,705	$1,198	$269,332
Municipal obligations	142,506	24	3,179	139,351	191,754	82	508	191,328
Residential mortgage-backed securities	2,557,241	15	339,073	2,218,183	2,620,980	11,643	256,994	2,375,629
Commercial mortgage-backed securities	3,502,426	11	227,613	3,274,824	3,217,663	10,530	144,868	3,083,325
Collateralized mortgage obligations	20,596	—	1,346	19,250	27,100	—	1,154	25,946
Corporate debt securities	20,000	—	691	19,309	17,000	37	680	16,357
Total	$6,608,097	$50	$586,922	$6,021,225	$6,341,322	$25,997	$405,402	$5,961,917

	September 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$367,746	$—	$40,092	$327,654	$373,605	$248	$30,143	$343,710
Municipal obligations	210,677	23	17,432	193,268	511,516	708	11,455	500,769
Residential mortgage-backed securities	443,654	—	51,829	391,825	497,338	—	34,239	463,099
Commercial mortgage-backed securities	700,857	—	63,464	637,393	731,329	—	46,455	684,874
Collateralized mortgage obligations	14,114	—	636	13,478	19,094	—	520	18,574
Total	$1,737,048	$23	$173,453	$1,563,618	$2,132,882	$956	$122,812	$2,011,026

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at September 30, 2026 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$32,968	$32,955
Due after one year through five years	1,679,190	1,590,518
Due after five years through ten years	2,306,328	2,126,044
Due after ten years	2,589,611	2,271,708
Total	$6,608,097	$6,021,225

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$152,423	$150,489
Due after one year through five years	505,098	475,018
Due after five years through ten years	327,936	295,765
Due after ten years	751,591	642,346
Total	$1,737,048	$1,563,618

The Company held no securities classified as trading at September 30, 2026 and December 31, 2025.

In January 2026, the Company completed a restructuring of its available for sale investment securities portfolio, whereby lower-yielding securities with an amortized cost of $1.5 billion were sold and the proceeds were reinvested in higher-yielding securities. Certain securities that were sold were previously hedged in derivative instruments designated as fair value hedges of interest rate risk that were subsequently terminated. At the time of termination, the value of the swap was recorded as basis adjustment to the amortized cost of the underlying security. The basis adjustment is amortized as yield adjustment while the security is held, and affects the net gain or loss realized by the remaining unamortized basis adjustment when sold. The unamortized basis adjustment recognized in connection with this portfolio restructuring reduced the net loss by approximately $50.4 million, resulting in a net realized loss of $98.6 million. Refer to Note 7 – Derivatives for a discussion of fair value hedges of interest rate risk.

In August 2026, the Company sold the securities acquired in the OFB transaction with no resulting gain or loss.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the three and nine months ended September 30, 2026 and 2025. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Proceeds	$68,489	$—	$1,482,747	$—
Gross gains	—	—	7	—
Gross losses	—	—	98,602	—
Net loss	$—	$—	$(98,595)	$—

Securities with carrying values totaling approximately $3.1 billion and $3.9 billion were pledged as collateral at September 30, 2026 and December 31, 2025, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

Credit Quality

The Company’s policy is to invest only in securities of investment grade quality. These investments are largely limited to U.S. agency securities and municipal securities. Management has concluded, based on the long history of no credit losses, that the expectation of nonpayment of the held to maturity securities carried at amortized cost is zero for securities that are backed by the full faith and credit of and/or guaranteed by the U.S. government. As such, no allowance for credit losses has been recorded for these securities. The municipal portfolio is analyzed separately in estimating the allowance for credit losses in accordance with the applicable guidance for each portfolio as noted below.

The Company evaluates credit impairment for individual securities available for sale whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed whether the decline in fair value is significant enough to suggest a credit event has occurred. The Company did not identify any securities with a material credit loss event and, therefore, no allowance for credit loss was recorded in any period presented.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

	September 30, 2026
Available for Sale	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$344,466	$13,560	$5,842	$1,460	$350,308	$15,020
Municipal obligations	67,228	2,996	16,424	183	83,652	3,179
Residential mortgage-backed securities	1,082,119	43,862	1,134,851	295,211	2,216,970	339,073
Commercial mortgage-backed securities	2,441,881	138,063	828,355	89,550	3,270,236	227,613
Collateralized mortgage obligations	—	—	19,250	1,346	19,250	1,346
Corporate debt securities	5,780	220	13,529	471	19,309	691
Total	$3,941,474	$198,701	$2,018,251	$388,221	$5,959,725	$586,922

	December 31, 2025
Available for Sale	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$17,468	$9	$14,677	$1,189	$32,145	$1,198
Municipal obligations	—	—	124,852	508	124,852	508
Residential mortgage-backed securities	54,250	598	1,442,746	256,396	1,496,996	256,994
Commercial mortgage-backed securities	374,740	1,787	2,158,865	143,081	2,533,605	144,868
Collateralized mortgage obligations	—	—	25,946	1,154	25,946	1,154
Corporate debt securities	1,998	2	11,322	678	13,320	680
Total	$448,456	$2,396	$3,778,408	$403,006	$4,226,864	$405,402

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

	September 30, 2026
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$33,604	$1,713	$294,050	$38,379	$327,654	$40,092
Municipal obligations	80,488	1,778	84,862	15,654	165,350	17,432
Residential mortgage-backed securities	—	—	391,824	51,829	391,824	51,829
Commercial mortgage-backed securities	42,731	1,540	594,663	61,924	637,394	63,464
Collateralized mortgage obligations	—	—	13,478	636	13,478	636
Total	$156,823	$5,031	$1,378,877	$168,422	$1,535,700	$173,453

	December 31, 2025
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$316,814	$30,143	$316,814	$30,143
Municipal obligations	98,559	97	325,241	11,358	423,800	11,455
Residential mortgage-backed securities	—	—	463,099	34,239	463,099	34,239
Commercial mortgage-backed securities	—	—	684,874	46,455	684,874	46,455
Collateralized mortgage obligations	—	—	18,574	520	18,574	520
Total	$98,559	$97	$1,808,602	$122,715	$1,907,161	$122,812

As of September 30, 2026 and December 31, 2025, the Company had 712 and 604 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at September 30, 2026 and December 31, 2025. At September 30, 2026, the Company had adequate liquidity and, therefore, neither planned nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

The following table presents loans at their amortized cost basis by portfolio class at September 30, 2026 and December 31, 2025. The amortized cost basis is net of unearned income and excludes accrued interest totaling $111.5 million and $105.1 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	September 30,	December 31,
($ in thousands)	2026	2025
Commercial non-real estate	$10,383,065	$9,809,011
Commercial real estate - owner occupied	3,753,085	3,270,080
Total commercial and industrial	14,136,150	13,079,091
Commercial real estate - income producing	5,486,095	4,283,168
Construction and land development	1,548,547	1,239,086
Residential mortgages	3,995,795	4,016,917
Consumer	1,373,836	1,340,178
Total loans	$26,540,423	$23,958,440

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

Construction and land development

Construction and land development loans are made to facilitate the acquisition, development, improvement and construction of both commercial and residential-purpose properties. Such loans are made to builders and investors where repayment is expected to be made from the sale, refinance or operation of the property or to businesses to be used in their business operations. This portfolio also includes residential construction loans and loans secured by farmland and raw land not yet under development.

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

The following tables present activity in the allowance for credit losses by portfolio class for the nine months ended September 30, 2026 and 2025, as well as the allowance for credit loss by primary calculation method at the end of each period.

	Nine Months Ended September 30, 2026
		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,439	$40,695	$162,134	$60,475	$17,450	$42,834	$24,838	$307,731
Charge-offs	(29,067)	(325)	(29,392)	—	(275)	(1,017)	(11,209)	(41,893)
Recoveries	7,804	429	8,233	9	38	305	2,530	11,115
Net provision for loan losses	13,099	6,946	20,045	8,308	5,460	(418)	7,439	40,834
Initial allowance on acquired loans
Purchased seasoned loans	15,677	1,187	16,864	2,452	169	1,950	129	21,564
Purchased credit deteriorated loans	294	14	308	1	—	12	—	321
Ending balance - allowance for loan losses	$129,246	$48,946	$178,192	$71,245	$22,842	$43,666	$23,727	$339,672
Reserve for unfunded lending commitments:
Beginning balance	$12,639	$371	$13,010	$1,005	$17,949	$3	$1,961	$33,928
Provision for losses on unfunded commitments	848	(77)	771	(90)	1,494	(2)	37	2,210
Ending balance - reserve for unfunded lending commitments	13,487	294	13,781	915	19,443	1	1,998	36,138
Total allowance for credit losses	$142,733	$49,240	$191,973	$72,160	$42,285	$43,667	$25,725	$375,810
Allowance for credit losses:
Individually evaluated	$7,223	$—	$7,223	$—	$—	$—	$—	$7,223
Collectively evaluated	$135,510	$49,240	$184,750	$72,160	$42,285	$43,667	$25,725	$368,587

The allowance for credit losses at September 30, 2026 increased $34.2 million, which includes both the initial allowance on purchased seasoned loans and purchased credit deteriorated loans totaling $21.9 million and a modest net increase in the funded and unfunded reserves. The modest increase in reserves was largely driven by the growth in the commercial loan portfolios and reflects relatively stable credit metrics when compared to year-end. In arriving at the allowance for credit losses at September 30, 2026, the Company weighted Moody’s September 2026 baseline economic forecast at 50% and the downside mild recessionary S-2 scenario at 50%. The September 2026 baseline scenario, which Moody’s defines as the most likely outcome of where the economy is headed based on current conditions, reflects the potential impacts of current geopolitical conflicts and continued elevated inflation, and projects moderate GDP growth and gradually rising unemployment in the near term. The S-2 scenario assumes heightened geopolitical and trade disruptions, higher and sustained tariffs, elevated oil prices, and increased global uncertainty, triggering a mild recession beginning in the fourth quarter of 2026 and lasting for three quarters.

	Nine Months Ended September 30, 2025
		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,090	$36,264	$157,354	$71,975	$21,158	$42,445	$25,950	$318,882
Charge-offs	(32,445)	(4,626)	(37,071)	(34)	(1,291)	(678)	(12,283)	(51,357)
Recoveries	8,484	541	9,025	12	123	521	2,213	11,894
Net provision for loan losses	28,725	7,857	36,582	(9,798)	(2,779)	343	9,869	34,217
Ending balance - allowance for loan losses	$125,854	$40,036	$165,890	$62,155	$17,211	$42,631	$25,749	$313,636
Reserve for unfunded lending commitments:
Beginning balance	$6,441	$309	$6,750	$642	$14,639	$4	$2,018	$24,053
Provision for losses on unfunded commitments	3,785	(1)	3,784	3	168	(3)	(131)	3,821
Ending balance - reserve for unfunded lending commitments	10,226	308	10,534	645	14,807	1	1,887	27,874
Total allowance for credit losses	$136,080	$40,344	$176,424	$62,800	$32,018	$42,632	$27,636	$341,510
Allowance for credit losses
Individually evaluated	$11,131	$604	$11,735	$—	$—	$841	$193	$12,769
Collectively evaluated	$124,949	$39,740	$164,689	$62,800	$32,018	$41,791	$27,443	$328,741

The allowance for credit losses at September 30, 2025 was down modestly on a net basis compared to December 31, 2024, largely driven by declines in the commercial real estate - income producing and the construction and land development portfolios, that was partially offset by increases in commercial non-real estate due to the expected impact of continued stress of market conditions on our borrowers. In arriving at the allowance for credit losses at September 30, 2025, the Company weighted the Moody's baseline economic forecast at 50% and the downside mild recessionary S-2 scenario at 50%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan losses, by portfolio class at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss
Commercial non-real estate	$50,817	$14,856	$34,525	$3,294
Commercial real estate - owner occupied	11,071	7,490	6,723	1,470
Total commercial and industrial	61,888	22,346	41,248	4,764
Commercial real estate - income producing	2,675	1,619	4,760	5,114
Construction and land development	1,067	—	3,173	2,178
Residential mortgages	56,371	3,092	46,986	2,511
Consumer	11,341	835	10,703	316
Total	$133,342	$27,892	$106,870	$14,883

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (MEFDs) totaling $10.6 million and $5.8 million at September 30, 2026 and December 31, 2025, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $115.1 million and $162.8 million at September 30, 2026 and December 31, 2025, respectively. Unfunded commitments to borrowers whose terms have been modified as a reportable MEFD were $3.7 million and $7.2 million at September 30, 2026 and December 31, 2025, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three and nine months ended September 30, 2026 and 2025. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended September 30, 2026
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$4,166	0.04%	$324	0.00%	$—	—	$120	0.00%
Commercial real estate - owner occupied	13,434	0.36%	—	—	—	—	—	—
Total commercial and industrial	17,600	0.12%	324	0.00%	—	—	120	0.00%
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	983	0.02%	—	—	—	—	—	—
Consumer	10,061	0.73%	—	—	—	—	—	—
Total reportable modified loans	$28,644	0.11%	$324	0.00%	$—	—	$120	0.00%
(1)
Includes a combination of interest rate reduction and term extension.

	Nine Months Ended September 30, 2026
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$9,265	0.09%	$324	0.00%	$3,403	0.03%	$120	0.00%
Commercial real estate - owner occupied	44,916	1.20%	—	—	—	—	—	—
Total commercial and industrial	54,181	0.38%	324	0.00%	3,403	0.02%	120	0.00%
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	6,136	0.15%	—	—	—	—	260	0.01%
Consumer	10,155	0.74%	—	—	—	—	—	—
Total reportable modified loans	$70,472	0.27%	$324	0.00%	$3,403	0.01%	$380	0.00%
(1)
Includes a combination of interest rate reduction and term extension.

	Three Months Ended September 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$57,892	0.60%	$—	—	$—	—	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	57,892	0.45%	—	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	1,271	0.03%	—	—	2,077	0.05%	606	0.02%
Consumer	43	0.00%	—	—	150	0.01%	—	—
Total reportable modified loans	$59,206	0.25%	$—	—	$2,227	0.01%	$606	0.00%
(1)
Includes a combination of interest rate reduction and term extension.

	Nine Months Ended September 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$63,408	0.66%	$8,976	0.09%	$70	0.00%	$—	—
Commercial real estate - owner occupied	340	0.01%	—	—	—	—	—	—
Total commercial and industrial	63,748	0.49%	8,976	0.07%	70	0.00%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	14,537	0.36%	413	0.01%	2,077	0.05%	606	0.02%
Consumer	43	0.00%	—	—	150	0.01%	—	—
Total reportable modified loans	$78,328	0.33%	$9,389	0.04%	$2,297	0.01%	$606	0.00%
(1)
Includes a combination of interest rate reduction and term extension.

For the three months ended September 30, 2026, reportable modifications to borrowers experiencing financial difficulty consisted of weighted average term extensions totaling approximately seven months for commercial loans, two years for residential mortgage loans and nine months for consumer loans. Reportable modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 consisted of weighted average term extensions totaling approximately 11 months for commercial loans, two years for residential mortgage loans and 10 months for consumer loans. The weighted average term of other than insignificant payment delays for the three months ended September 30, 2026 was six months for commercial loans. The weighted average term of other than insignificant payment delays for the nine months ended September 30, 2026 was approximately two years for commercial loans. In addition, the weighted-average interest rate reduction for commercial loans during the three months ended September 30, 2026 was 525 basis points. The weighted-average interest rate reduction during the nine months ended September 30, 2026 was 525 basis points for commercial loans and 164 basis points for residential loans. Term extensions and payment delays are considered other than insignificant when they exceed six months when considering other modifications made in the prior 12 months.

Reportable modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2025 consisted of weighted average term extensions totaling approximately seven months for commercial loans and three years for residential mortgage and consumer loans. Reportable modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 consisted of weighted average term extensions totaling approximately 11 months for commercial loans, 18 months for residential mortgage loans and 31 months for consumer loans. The weighted average term of other than insignificant payment delays for the three months ended September 30, 2025 was one year for residential loans and seven months for consumer loans. The weighted average term of other than insignificant payment delays for the nine months ended September 30, 2025 was four months for commercial loans, 10 months for residential mortgage loans and seven months for consumer loans. The weighted-average interest rate reduction for the three and nine months ended September 30, 2025 for the residential portfolio was 240 basis points.

The tables that follow present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at September 30, 2026 and December 31, 2025.

	September 30, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$—	$5,000	$4,651	$9,651	$41,787	$51,438
Commercial real estate - owner occupied	—	31,482	223	31,705	13,434	45,139
Total commercial and industrial	—	36,482	4,874	41,356	55,221	96,577
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	136	136
Residential mortgages	—	—	680	680	7,426	8,106
Consumer	—	—	—	—	10,292	10,292
Total reportable modified loans	$—	$36,482	$5,554	$42,036	$73,075	$115,111

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$—	$27,670	$734	$28,404	$74,911	$103,315
Commercial real estate - owner occupied	—	—	—	—	28,939	28,939
Total commercial and industrial	—	27,670	734	28,404	103,850	132,254
Commercial real estate - income producing	—	—	—	—	14,914	14,914
Construction and land development	—	—	—	—	147	147
Residential mortgages	1,285	416	—	1,701	13,458	15,159
Consumer	—	—	148	148	227	375
Total reportable modified loans	$1,285	$28,086	$882	$30,253	$132,596	$162,849

There were loans to five commercial borrowers totaling $9.9 million and four residential borrowers totaling $0.8 million with reportable term extensions and/or significant payment delays that had post modification payment defaults during the three months ended September 30, 2026. For the nine month period ended September 30, 2026, there were loans to nine commercial borrowers totaling $54.8 million and five residential borrowers totaling $1.0 million with reportable term extensions and/or significant payment delays that had post modification payment defaults. There were loans to two commercial borrowers totaling $3.3 million and one consumer loan totaling $0.1 million with reportable term extensions and/or significant payment delays that had post modification payment defaults during the three months ended September 30, 2025. For the nine month period ended September 30, 2025, there were loans to seven commercial borrowers totaling $27.6 million, and two consumer borrowers totaling $0.2 million with reportable term extension modifications, significant payment delays and/or interest rate reductions that had post modification payment defaults. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at September 30, 2026 and December 31, 2025.

	September 30, 2026
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$18,015	$30,000	$43,860	$91,875	$10,291,190	$10,383,065	$11,720
Commercial real estate - owner occupied	8,405	32,566	16,364	57,335	3,695,750	3,753,085	6,140
Total commercial and industrial	26,420	62,566	60,224	149,210	13,986,940	14,136,150	17,860
Commercial real estate - income producing	1,734	360	8,560	10,654	5,475,441	5,486,095	6,037
Construction and land development	417	1,370	926	2,713	1,545,834	1,548,547	153
Residential mortgages	14,095	12,271	44,365	70,731	3,925,064	3,995,795	81
Consumer	8,695	4,177	8,699	21,571	1,352,265	1,373,836	1,821
Total loans	$51,361	$80,744	$122,774	$254,879	$26,285,544	$26,540,423	$25,952

	December 31, 2025
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$19,008	$43,316	$39,954	$102,278	$9,706,733	$9,809,011	$20,358
Commercial real estate - owner occupied	15,013	308	7,609	22,930	3,247,150	3,270,080	1,586
Total commercial and industrial	34,021	43,624	47,563	125,208	12,953,883	13,079,091	21,944
Commercial real estate - income producing	990	2,806	7,177	10,973	4,272,195	4,283,168	2,928
Construction and land development	1,754	564	3,488	5,806	1,233,280	1,239,086	565
Residential mortgages	42,302	17,984	34,656	94,942	3,921,975	4,016,917	116
Consumer	9,284	4,675	9,839	23,798	1,316,380	1,340,178	3,245
Total loans	$88,351	$69,653	$102,723	$260,727	$23,697,713	$23,958,440	$28,798

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at September 30, 2026 and December 31, 2025.

	September 30, 2026
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner-Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,816,249	$3,560,749	$13,376,998	$5,272,508	$1,492,304	$20,141,810
Pass-Watch	264,088	93,130	357,218	176,607	9,900	543,725
Special Mention	105,989	28,161	134,150	1,315	17,233	152,698
Substandard	195,206	71,045	266,251	35,665	29,110	331,026
Doubtful	1,533	—	1,533	—	—	1,533
Total	$10,383,065	$3,753,085	$14,136,150	$5,486,095	$1,548,547	$21,170,792

	December 31, 2025
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner-Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,180,624	$3,064,325	$12,244,949	$4,035,415	$1,170,834	$17,451,198
Pass-Watch	266,120	123,373	389,493	189,994	35,305	614,792
Special Mention	88,729	23,195	111,924	8,251	28,208	148,383
Substandard	273,538	59,187	332,725	49,508	4,739	386,972
Doubtful	—	—	—	—	—	—
Total	$9,809,011	$3,270,080	$13,079,091	$4,283,168	$1,239,086	$18,601,345

	September 30, 2026			December 31, 2025
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,939,424	$1,362,495	$5,301,919	$3,969,931	$1,329,475	$5,299,406
Nonperforming	56,371	11,341	67,712	46,986	10,703	57,689
Total	$3,995,795	$1,373,836	$5,369,631	$4,016,917	$1,340,178	$5,357,095

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at September 30, 2026 and December 31, 2025. The Company defines vintage as the later of origination, renewal or modification date. Loans acquired in the OFB transaction are reflected in the September 30, 2026 vintage table based on the original terms. The gross charge-offs presented in the tables that follow are for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	Term Loans							Revolving Loans
September 30, 2026	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,722,336	$1,735,105	$965,963	$648,396	$553,666	$1,044,122	$3,045,737	$100,924	$9,816,249
Pass-Watch	10,215	31,696	13,218	56,932	38,913	25,772	75,022	12,320	264,088
Special Mention	1,232	6,790	9,847	5,540	42,084	25,014	14,422	1,060	105,989
Substandard	10,421	9,325	15,732	33,118	40,520	19,007	55,482	11,601	195,206
Doubtful	1,524	—	—	—	—	—	—	9	1,533
Total	$1,745,728	$1,782,916	$1,004,760	$743,986	$675,183	$1,113,915	$3,190,663	$125,914	$10,383,065
Gross Charge-offs	$1,004	$395	$5,157	$6,616	$936	$5,513	$2,708	$6,738	$29,067
Commercial Real Estate - Owner Occupied:
Pass	$548,077	$629,936	$395,254	$378,535	$468,388	$1,080,411	$59,240	$908	$3,560,749
Pass-Watch	2,972	6,815	13,282	11,279	33,315	24,743	558	166	93,130
Special Mention	789	6,659	1,502	683	10,307	8,221	—	—	28,161
Substandard	44,916	1,651	2,488	1,936	7,288	12,532	234	—	71,045
Doubtful	—	—	—	—	—	—	—	—	—
Total	$596,754	$645,061	$412,526	$392,433	$519,298	$1,125,907	$60,032	$1,074	$3,753,085
Gross Charge-offs	$—	$—	$14	$—	$311	$—	$—	$—	$325
Commercial Real Estate - Income Producing:
Pass	$1,113,409	$1,138,856	$615,375	$616,179	$681,897	$1,035,134	$67,242	$4,416	$5,272,508
Pass-Watch	7,246	15,093	24,763	1,695	85,739	41,383	468	220	176,607
Special Mention	35	252	—	—	—	1,028	—	—	1,315
Substandard	—	1,430	—	4,005	6,057	22,814	—	1,359	35,665
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,120,690	$1,155,631	$640,138	$621,879	$773,693	$1,100,359	$67,710	$5,995	$5,486,095
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Land Development:
Pass	$293,407	$638,404	$253,421	$74,273	$51,122	$72,493	$100,789	$8,395	$1,492,304
Pass-Watch	119	3,266	659	327	126	400	5,003	—	9,900
Special Mention	9,241	—	—	1,867	5,143	982	—	—	17,233
Substandard	—	466	95	—	28,066	218	—	265	29,110
Doubtful	—	—	—	—	—	—	—	—	—
Total	$302,767	$642,136	$254,175	$76,467	$84,457	$74,093	$105,792	$8,660	$1,548,547
Gross Charge-offs	$—	$27	$—	$—	$218	$30	$—	$—	$275
Residential Mortgage:
Performing	$201,647	$315,249	$141,034	$373,654	$1,003,244	$1,901,757	$2,839	$—	$3,939,424
Nonperforming	—	1,949	2,336	13,453	12,676	25,957	—	—	56,371
Total	$201,647	$317,198	$143,370	$387,107	$1,015,920	$1,927,714	$2,839	$—	$3,995,795
Gross Charge-offs	$—	$—	$—	$409	$548	$60	$—	$—	$1,017
Consumer Loans:
Performing	$46,131	$24,756	$19,899	$16,556	$14,722	$62,632	$1,154,611	$23,188	$1,362,495
Nonperforming	$—	43	235	1,245	922	6,853	532	1,511	11,341
Total	$46,131	$24,799	$20,134	$17,801	$15,644	$69,485	$1,155,143	$24,699	$1,373,836
Gross Charge-offs	$17	$288	$549	$598	$593	$398	$7,502	$1,264	$11,209

	Term Loans							Revolving Loans
December 31, 2025	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,030,587	$1,164,266	$711,218	$812,902	$525,095	$891,032	$2,955,174	$90,350	$9,180,624
Pass-Watch	24,737	27,477	39,683	33,385	12,896	18,064	94,461	15,417	266,120
Special Mention	2,405	6,975	6,239	27,719	10,564	4,305	28,330	2,192	88,729
Substandard	13,738	6,450	81,228	87,745	11,275	6,798	51,619	14,685	273,538
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,071,467	$1,205,168	$838,368	$961,751	$559,830	$920,199	$3,129,584	$122,644	$9,809,011
Gross Charge-offs	$4,798	$2,718	$15,397	$2,888	$74	$531	$3,722	$15,436	$45,564
Commercial Real Estate - Owner Occupied:
Pass	$616,536	$401,399	$312,006	$461,247	$459,700	$711,509	$51,600	$50,328	$3,064,325
Pass-Watch	26,766	6,397	2,746	43,060	14,187	27,591	2,506	120	123,373
Special Mention	2,371	2,202	1,008	12,024	5,054	293	195	48	23,195
Substandard	2,082	822	6,685	20,353	1,472	27,723	50	—	59,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$647,755	$410,820	$322,445	$536,684	$480,413	$767,116	$54,351	$50,496	$3,270,080
Gross Charge-offs	$—	$—	$86	$—	$2,741	$1,799	$—	$—	$4,626
Commercial Real Estate - Income Producing:
Pass	$1,110,044	$416,052	$519,955	$724,326	$549,335	$649,996	$64,217	$1,490	$4,035,415
Pass-Watch	22,429	15,606	4,219	101,959	4,277	40,381	1,123	—	189,994
Special Mention	7,962	—	289	—	—	—	—	—	8,251
Substandard	192	—	7,669	10,441	10,871	20,185	150	—	49,508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,140,627	$431,658	$532,132	$836,726	$564,483	$710,562	$65,490	$1,490	$4,283,168
Gross Charge-offs	$—	$—	$—	$34	$—	$—	$—	$—	$34
Construction and Land Development:
Pass	$349,811	$358,827	$185,672	$54,798	$75,084	$14,954	$131,153	$535	$1,170,834
Pass-Watch	29,323	814	1,500	3,299	128	241	—	—	35,305
Special Mention	60	—	—	28,036	112	—	—	—	28,208
Substandard	72	185	1,665	2,560	135	122	—	—	4,739
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,266	$359,826	$188,837	$88,693	$75,459	$15,317	$131,153	$535	$1,239,086
Gross Charge-offs	$—	$—	$—	$1,297	$—	$17	$—	$—	$1,314
Residential Mortgage:
Performing	$360,686	$131,928	$390,276	$1,039,884	$824,012	$1,220,288	$2,857	$—	$3,969,931
Nonperforming	371	2,300	10,582	10,244	6,335	17,154	—	—	46,986
Total	$361,057	$134,228	$400,858	$1,050,128	$830,347	$1,237,442	$2,857	$—	$4,016,917
Gross Charge-offs	$—	$36	$502	$335	$—	$49	$—	$—	$922
Consumer Loans:
Performing	$50,512	$24,693	$22,963	$18,103	$8,928	$47,131	$1,123,471	$33,674	$1,329,475
Nonperforming	51	44	349	842	627	4,367	408	4,015	10,703
Total	$50,563	$24,737	$23,312	$18,945	$9,555	$51,498	$1,123,879	$37,689	$1,340,178
Gross Charge-offs	$85	$952	$1,104	$1,277	$528	$695	$9,228	$2,137	$16,006

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at September 30, 2026 and December 31, 2025 were $19.8 million and $12.0 million, respectively, of loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $5.0 million and $5.1 million at September 30, 2026 and December 31, 2025, respectively.

Loans Held for Sale

Loans held for sale totaled $30.7 million and $33.2 million at September 30, 2026 and December 31, 2025, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market and, at certain times, other loans originated for sale, generally through syndications. At September 30, 2026, residential mortgage loans carried at the fair value option totaled $21.3 million with an unpaid principal balance of $21.5 million. At December 31, 2025, residential mortgage loans carried at the fair value option totaled $33.2 million with an unpaid principal balance of $32.3 million. All other loans held for sale are carried at the lower of cost or market.

5. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million at both September 30, 2026 and December 31, 2025, with a balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $19.0 million and $21.8 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the three or nine months ended September 30, 2026 and 2025.

6. Borrowings

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $750.0 million as of September 30, 2026 and $400.0 million as of December 31, 2025. At September 30, 2026, FHLB advances outstanding consisted of six fixed-rate notes with a weighted average interest rate of 3.93% and maturity dates ranging from October 1, 2026 through April 29, 2027. At December 31, 2025, FHLB advances outstanding consisted of one fixed-rate note bearing interest at 3.62% entered into on December 31, 2025, that matured on January 2, 2026. As short-term advances mature, they are generally paid off and replaced with new short-term FHLB advances, if warranted, depending on funding needs.

Also included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $554.0 million and $546.9 million at September 30, 2026 and December 31, 2025, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

The remaining balances in short-term borrowings of $0.4 million at September 30, 2026 and $70.4 million at December 31, 2025, are federal funds purchased, which are unsecured borrowings from other banks, generally on an overnight basis.

Long-term debt at September 30, 2026 and December 31, 2025 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates.

In addition, long-term debt at September 30, 2026 includes redeemable fixed-to-floating rate subordinate notes with an aggregate principal amount of $30.0 million, assumed in the OFB transaction. The subordinated notes carried a fixed interest rate of 3.875% per annum until September 1, 2026, at which point the interest rate reset quarterly to the then-current three-month Secured Overnight Financing Rate (SOFR) plus 322 basis points. The Company redeemed these notes in whole subsequent to quarter-end, on October 1, 2026.

All other long-term debt at September 30, 2026 and December 31, 2025 consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2052, each is expected to be satisfied at the end of the seven-year compliance period for the related tax credit investments.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2026 and December 31, 2025.

		September 30, 2026			December 31, 2025
		Notional or			Notional or
	Type of	Contractual	Derivative (1)		Contractual	Derivative (1)
($ in thousands)	Hedge	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,950,000	$—	$41,073	$1,775,000	$4,026	$16,335
Interest rate swaps - securities	Fair Value	359,000	36,189	—	397,500	23,569	—
Total derivatives designated as hedging instruments		$2,309,000	$36,189	$41,073	$2,172,500	$27,595	$16,335
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,497,384	$111,357	$111,346	$5,308,711	$73,725	$73,829
Risk participation agreements	N/A	438,995	3	10	373,117	10	10
Interest rate-lock commitments on residential mortgage loans	N/A	30,759	190	78	23,192	497	—
Forward commitments to sell residential mortgage loans	N/A	4,426	4	12	9,081	2	108
To Be Announced (TBA) securities	N/A	39,000	665	1	30,000	4	62
Foreign exchange forward contracts	N/A	44,101	851	841	82,157	3,779	3,745
Visa Class B derivative contract	N/A	41,341	—	864	41,588	—	1,284
Total derivatives not designated as hedging instruments		$6,096,006	$113,070	$113,152	$5,867,846	$78,017	$79,038
Total derivatives		$8,405,006	$149,259	$154,225	$8,040,346	$105,612	$95,373
Less: netting adjustment (2)			(62,896)	—		(42,486)	(6)
Total derivative assets/liabilities			$86,363	$154,225		$63,126	$95,367

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays interest at a variable rate. The Company has terminated certain interest rate swaps designated as cash flow hedges prior to maturity. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. The Company expects to reclassify into earnings approximately $20.8 million in pre-tax losses due to the net receipt/payment of interest and amortization on all cash flow hedges within the next twelve months. See Note 8 – Stockholders’ Equity for the impact of cash flow hedges on the consolidated statements of income related to realized gains (losses) reclassified from accumulated other comprehensive income (loss) to net income.

The notional amounts of the active interest rate swap agreements at September 30, 2026 expire as follows: $100 million in 2026; $825 million in 2027; $50 million in 2028; $275 million in 2029; $625 million in 2030; and $75 million in 2031.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At September 30, 2026, these single layer instruments have hedge start dates between February 2025 and July 2026, and maturity dates from March 2030 through March 2031. The change in the fair value of the hedged item attributable to interest rate risk and the net hedge income from effective hedges is presented in interest income along with the change in the fair value of the hedging instrument.

The notional amount of fair value hedges that are effective totaled $359.0 million and $203.5 million at September 30, 2026 and 2025, respectively. Once effective, fair value hedges synthetically convert the notional portion of the hedged asset to a variable rate over the life of the hedge that is indexed to the federal funds effective rate, with the resulting net earnings recorded in interest income on the "Securities-taxable" line item on the Consolidated Statements of Income.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage-backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method. At September 30, 2026, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage-backed securities totaled $387.8 million, excluding any basis adjustment. The amount representing the hedged items was $322.7 million, and the basis adjustment associated with those hedged items was a loss of $36.3 million.

The Company terminated one swap agreement designated as a fair value hedge during the nine months ended September 30, 2026 and received cash of approximately $1.7 million and also sold the underlying security. The Company terminated one swap agreement designated as a fair value hedge during the nine months ended September 30, 2025, and received cash of approximately $2.3 million.

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

Risk participation agreements

The Bank also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Bank has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Bank has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Bank manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower based on the Bank’s normal credit review process.

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

Customer foreign exchange forward contract derivatives

The Company enters into foreign exchange forward contract derivative agreements, primarily forward foreign currency contracts, with commercial banking customers to facilitate their risk management strategies. The Bank manages its risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions. The Bank has not elected to designate these foreign exchange forward contract derivatives as hedges; as such, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

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

During the second quarter of 2024 and 2026, Visa allowed Class B holders to convert some but not all of their Class B shares to Class A shares. As a result of these conversion events, the Bank and its counterparty agreed to modify the transaction agreement to reflect the partial exchange and include certain provisions related to conversion rate changes. The conversion plan approved by Visa requires a minimum of 12 months before another exchange event and thus extends the expected time for a full resolution of the matter.

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. The fair value of the liability associated with this contract was $0.9 million at September 30, 2026 and $1.3 million at December 31, 2025. Refer to Note 16 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 are presented in the table below. Amounts in parentheses indicate a reduction of net income.

		Three Months Ended		Nine Months Ended
($ in thousands)	Income Statement Line Item	September 30,		September 30,
Derivative Instruments:	of Recognized Gain (Loss)	2026	2025	2026	2025
Cash flow hedges:
Variable rate loans	Interest income - loans	$(5,277)	$(8,979)	$(16,921)	$(26,174)
Fair value hedges:
Securities	Interest income - securities - taxable (1)	2,077	4,798	5,137	13,398
Securities - sold	Noninterest income - securities transaction, net	—	—	50,381	—
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	(456)	(502)	192	358
Customer and all other instruments	Noninterest income - other noninterest income	50	1,932	1,405	3,630
Total gain (loss)		$(3,606)	$(2,751)	$40,194	$(8,788)
(1)
Includes the effects of both active derivative instruments and the impact from realization of basis adjustments to hedged assets resulting from previously terminated hedges.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2026, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $22.7 million and $13.2 million at September 30, 2026 and December 31, 2025, respectively, for which the Company had posted collateral of $22.7 million and $13.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2026 and December 31, 2025 is presented in the following tables.

	As of September 30, 2026
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$149,934	$(63,926)	$86,008	$42,531	$39,491	$82,968
Derivative Liabilities	$42,531	$—	$42,531	$42,531	$—	$—

	As of December 31, 2025
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$89,930	$(43,810)	$46,120	$36,259	$32,890	$42,751
Derivative Liabilities	$36,264	$(5)	$36,259	$36,259	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 13.4 million and 10.7 million at September 30, 2026 and December 31, 2025, respectively, with a first-in-first-out cost basis of $717.1 million and $502.9 million at September 30, 2026 and December 31, 2025, respectively. Shares outstanding also excludes unvested restricted share awards totaling 5,225 at September 30, 2026 and 8,520 at December 31, 2025.

Stock Buyback Programs

On December 10, 2025, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2026, whereby the Company is authorized to repurchase up to 5% of the shares of the Company's common stock outstanding as of December 31, 2025, or approximately 4.1 million shares, through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions, from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date. During the nine months ended September 30, 2026, the Company repurchased 3.1 million shares of its outstanding common stock at an average cost of $71.07 per share, inclusive of commissions, under this program. The Company has accrued $2.0 million of estimated excise tax associated with share repurchases during the nine months ended September 30, 2026.

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

Accumulated Other Comprehensive Income (Loss)

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2025	$(293,835)	$(6,858)	$(61,448)	$(14,795)	$685	$(376,251)
Net change in unrealized gain (loss)	(306,061)	—	—	(41,448)	386	(347,123)
Reclassification of net loss realized and included in earnings	98,595	—	640	16,921	—	116,156
Valuation adjustments to employee benefit plans	—	—	(497)	—	—	(497)
Amortization of unrealized net loss on securities transferred to HTM	—	1,239	—	—	—	1,239
Income tax (expense) benefit	46,879	(280)	(32)	5,531	—	52,098
Balance, September 30, 2026	$(454,422)	$(5,899)	$(61,337)	$(33,791)	$1,071	$(554,378)
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)
Net change in unrealized gain (loss)	202,858	—	—	9,770	3,056	215,684
Reclassification of net loss realized and included in earnings	—	—	2,623	26,174	—	28,797
Amortization of unrealized net loss on securities transferred to HTM	—	1,205	—	—	—	1,205
Income tax expense	(46,822)	(289)	(759)	(8,184)	—	(56,054)
Balance, September 30, 2025	$(317,643)	$(7,155)	$(75,371)	$(19,376)	$3,085	$(416,460)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Income Statement
($ in thousands)	2026	2025	Line Item
Loss on sale of AFS securities	$(98,595)	$—	Securities transactions, net
Tax effect	22,222	—	Income taxes
Net of tax	(76,373)	—	Net income
Amortization of unrealized net loss on securities transferred to HTM	(1,239)	(1,205)	Interest income
Tax effect	280	289	Income taxes
Net of tax	(959)	(916)	Net income
Amortization of defined benefit pension and post-retirement items	(640)	(2,623)	Other noninterest expense (b)
Tax effect	143	759	Income taxes
Net of tax	(497)	(1,864)	Net income
Reclassification of unrealized loss on cash flow hedges	(12,685)	(21,594)	Interest income
Tax effect	2,860	4,917	Income taxes
Net of tax	(9,825)	(16,677)	Net income
Amortization of loss on terminated cash flow hedges	(4,236)	(4,580)	Interest income
Tax effect	955	1,043	Income taxes
Net of tax	(3,281)	(3,537)	Net income
Total reclassifications, net of tax	$(90,935)	$(22,994)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 13 – Retirement Plans for additional details).

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Income from bank-owned life insurance	$5,879	$5,752	$17,462	$15,938
Credit related fees	2,862	2,900	8,425	8,453
Gain (loss) from customer and other derivatives	50	1,932	1,405	3,630
Net gains on sales of premises, equipment and other assets	1,296	1,913	4,980	4,806
Other miscellaneous	5,135	4,277	14,865	15,761
Total other noninterest income	$15,222	$16,774	$47,137	$48,588

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Corporate value and franchise taxes and other non-income taxes	$4,481	$4,371	$13,442	$13,407
Entertainment and contributions	3,802	2,984	11,497	9,718
Advertising	6,524	3,619	15,035	9,622
Telecommunications and postage	2,764	2,534	8,073	7,545
Travel expense	2,418	1,691	6,284	4,814
Tax credit investment amortization	883	1,068	2,676	3,204
Printing and supplies	997	907	3,127	3,078
Net other retirement expense	(5,814)	(4,142)	(16,772)	(11,933)
Other miscellaneous	10,193	8,424	28,111	25,393
Total other noninterest expense	$26,248	$21,456	$71,473	$64,848

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income to common shareholders	$110,056	$127,466	$284,439	$360,501
Net income allocated to participating securities - basic and diluted	283	552	772	1,559
Net income allocated to common shareholders - basic and diluted	$109,773	$126,914	$283,667	$358,942
Denominator:
Weighted-average common shares - basic	79,864	84,871	80,817	85,509
Dilutive potential common shares	748	582	628	468
Weighted-average common shares - diluted	80,612	85,453	81,445	85,977
Earnings per common share:
Basic	$1.37	$1.50	$3.51	$4.20
Diluted	$1.36	$1.49	$3.48	$4.17

Potential common shares consist of nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 1,222 and 4,656 for the three and nine months ended September 30, 2026, respectively, and 5,411 and 4,092 for the three and nine months ended September 30, 2025, respectively, and were excluded from the calculation of diluted earnings per share for the respective periods.

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

13. Retirement Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), that covers certain eligible associates and is closed to new entrants. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company made no contributions to the Pension Plan during the three and nine months ended September 30, 2026 and 2025, and does not anticipate being required to make a contribution during 2026. The Company also sponsors a nonqualified defined benefit plan covering certain associates, under which accrued benefits were frozen and no future benefits are accrued under this plan.

The Company sponsors defined benefit post-retirement plans for certain associates that provide health care and life insurance benefits. These plans are closed to new entrants.

The following table shows the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2026	2025	2026	2025
Service cost	$1,385	$1,455	$10	$5
Interest cost	5,728	6,269	154	115
Expected return on plan assets	(12,067)	(11,263)	—	—
Amortization of net (gain) or loss and prior service costs	555	1,073	(185)	(338)
Net periodic benefit cost	$(4,399)	$(2,466)	$(21)	$(218)

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2026	2025	2026	2025
Service cost (benefit)	$4,342	$4,606	$28	$23
Interest cost	18,338	18,817	461	423
Expected return on plan assets	(36,212)	(33,797)	—	—
Amortization of net (gain) or loss and prior service costs	1,195	3,331	(555)	(708)
Net periodic benefit cost	$(12,337)	$(7,043)	$(66)	$(262)

Service cost is reflected in the “Benefit expense” line item of the Consolidated Statements of Income. Components other than service cost in the table above are reflected in “Net other retirement expense” in Note 10 – Other Noninterest Expense, and reported in the “Other expense” line item of the Consolidated Statements of Income.

Additional information related to the Company’s retirement plans, including a defined contribution 401(k) plan, is provided in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

14. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that incorporate share-based payment arrangements for associates and directors. These plans have been approved by the Company's shareholders. Descriptions of these plans were included in Note 19 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at September 30, 2026 is presented in the following table.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2026	1,400,195	$50.51
Granted	606,313	67.68
Vested	(439,411)	50.33
Forfeited	(108,323)	53.78
Nonvested at September 30, 2026	1,458,774	$57.01

At September 30, 2026, there was $59.0 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.1 years. The total fair value of shares that vested during the nine months ended September 30, 2026 was $21.2 million.

During the nine months ended September 30, 2026, the Company granted 479,717 restricted stock units (RSUs) to certain eligible employees. The holders of unvested RSUs have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each RSU not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the nine months ended September 30, 2026, the Company granted to key members of executive management 25,278 performance share awards subject to a total shareholder return (TSR) performance metric with a grant date fair value of $70.83 per share. The fair value of the performance share units subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance share units subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The Company also granted 24,535 performance share awards subject to a return on average assets (ROAA) performance metric and 24,535 performance share awards subject to a return on average tangible common equity (ROATCE) performance metric with a grant date fair value of $60.08 per share for both performance share awards. The number of performance shares subject to ROAA and ROATCE that ultimately vest, if any, will be based on the rank of the Company’s three-year ROAA and ROATCE relative to the KBW Regional Bank index. The maximum number of performance share units that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $36.1 million and $33.9 million at September 30, 2026 and December 31, 2025, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$10,103,407	$9,650,197
Letters of credit	396,544	409,010

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present the fair value hierarchy levels for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at September 30, 2026 and December 31, 2025:

	September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$350,308	$—	$350,308
Municipal obligations	—	139,351	—	139,351
Residential mortgage-backed securities	—	2,218,183	—	2,218,183
Commercial mortgage-backed securities	—	3,274,824	—	3,274,824
Collateralized mortgage obligations	—	19,250	—	19,250
Corporate debt securities	—	19,309	—	19,309
Total available for sale securities	—	6,021,225	—	6,021,225
Mortgage loans held for sale	—	21,334	—	21,334
Derivative assets (1)	—	86,363	—	86,363
Total recurring fair value measurements - assets	$—	$6,128,922	$—	$6,128,922
Liabilities
Derivative liabilities (1)	$—	$153,361	$864	$154,225
Total recurring fair value measurements - liabilities	$—	$153,361	$864	$154,225

(1) For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$269,332	$—	$269,332
Municipal obligations	—	191,328	—	191,328
Residential mortgage-backed securities	—	2,375,629	—	2,375,629
Commercial mortgage-backed securities	—	3,083,325	—	3,083,325
Collateralized mortgage obligations	—	25,946	—	25,946
Corporate debt securities	—	16,357	—	16,357
Total available for sale securities	—	5,961,917	—	5,961,917
Mortgage loans held for sale	—	33,158	—	33,158
Derivative assets (1)	—	63,126	—	63,126
Total recurring fair value measurements - assets	$—	$6,058,201	$—	$6,058,201
Liabilities
Derivative liabilities (1)	$—	$94,083	$1,284	$95,367
Total recurring fair value measurements - liabilities	$—	$94,083	$1,284	$95,367

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The nominal changes in the fair value of level 3 financial instruments are due to the net impact of cash settlements and losses included in earnings. The level 3 fair value measurement was based on discounted cash flows, with a Visa Class B common share conversion ratio range of 1.55x to 1.54x and an estimated time to resolution of 12 to 24 months. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument.

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

	September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans	$—	$—	$38,452	$38,452
Other real estate owned and foreclosed assets, net	—	—	10,919	10,919
Total nonrecurring fair value measurements	$—	$—	$49,371	$49,371

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans	$—	$—	$33,762	$33,762
Other real estate owned and foreclosed assets, net	—	—	14,788	14,788
Total nonrecurring fair value measurements	$—	$—	$48,550	$48,550

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

Short-Term FHLB Borrowings – At September 30, 2026, short-term FHLB borrowings consisted of six short-term fixed-rate borrowings for which the fair value was estimated by discounting contractual cash flows using current market rates at which borrowing with similar terms could be obtained. At December 31, 2025, FHLB borrowings consisted of one short-term fixed rate borrowing (two calendar days outstanding); as such, the carrying amount of the instrument was a reasonable fair value.

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

	September 30, 2026
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,206,994	$178	$—	$1,207,172	$1,207,172
Available for sale securities	—	6,021,225	—	6,021,225	6,021,225
Held to maturity securities	—	1,563,618	—	1,563,618	1,737,048
Loans, net	—	—	25,796,759	25,796,759	26,200,751
Loans held for sale	—	21,334	9,328	30,662	30,662
Derivative financial instruments	—	86,363	—	86,363	86,363
Financial liabilities:
Deposits	$—	$—	$32,160,965	$32,160,965	$32,177,308
Federal funds purchased		325	—	325	325
Securities sold under agreements to repurchase		553,956	—	553,956	553,956
Short-term FHLB borrowings	—	750,104	—	750,104	750,000
Long-term debt	—	162,928	—	162,928	212,212
Derivative financial instruments	—	153,361	864	154,225	154,225

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$695,032	$229	$—	$695,261	$695,261
Available for sale securities	—	5,961,917	—	5,961,917	5,961,917
Held to maturity securities	—	2,011,026	—	2,011,026	2,132,882
Loans, net	—	—	23,588,681	23,588,681	23,650,709
Loans held for sale	—	33,158	—	33,158	33,158
Derivative financial instruments	—	63,126	—	63,126	63,126
Financial liabilities:
Deposits	$—	$—	$29,274,190	$29,274,190	$29,279,774
Federal funds purchased	—	70,400	—	70,400	70,400
Securities sold under agreements to repurchase	—	546,892	—	546,892	546,892
Short-term FHLB borrowings	—	400,000	—	400,000	400,000
Long-term debt	—	162,257	—	162,257	199,407
Derivative financial instruments	—	94,083	1,284	95,367	95,367

17. Recent Accounting Pronouncements

Accounting Standards Adopted during the Nine Months Ended September 30, 2026

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” to expand the population of acquired assets subject to the gross-up approach in Topic 326. Under the amendments in this update, loans (excluding credit cards) acquired without credit deterioration that are deemed “seasoned” are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Non-purchased credit deteriorated loans (excluding credit cards) are seasoned if they are acquired in a business combination or were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Under the gross-up approach, the fair value discount is bifurcated between the credit and noncredit components, and the credit portion of the fair value discount is added to the initial amortized cost basis with a corresponding increase in the allowance for credit losses at the date of acquisition. Any noncredit premium or discount resulting from acquiring these seasoned loans is allocated to each individual asset and accreted or amortized to interest income using the effective yield method. Prior to this amendment, all non-purchased credit deteriorated loans acquired were recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition occurred. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company elected to early adopt this standard on January 1, 2026. On August 1, 2026, the Company completed its acquisition of OFB Bancshares, Inc., which resulted in the recording of $21.6 million of allowance for loan losses on purchased seasoned loans through the gross up method that would have been recorded through a provision for credit loss expense if the standard had not been early adopted.

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

In November 2025, the FASB issued ASU 2025-09, “Derivative and Hedging (Topic 815): Hedge Accounting Improvements,” to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The update addresses five issues: (1) the ability to group individual forecasted transactions in a cash flow hedge, modifying the term “shared risk exposure” to “similar risk exposure;” (2) the ability to apply cash flow hedge accounting to “choose your rate” debt instruments; (3) the application of cash flow hedge accounting to forecasted purchases and sales of nonfinancial assets; (4) the use of net written options has hedging instruments; and (5) the mechanics of assessing hedge effectiveness for foreign-currency-denominated dual hedge strategies. This update is effective for public business entities in the interim and annual reporting periods beginning after December 15, 2026, with early adoptions permitted. Entities should apply the amendments on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments for hedging relationships that exist as of the date of adoption. Upon adoption, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. The Company does not expect adoption to have a material impact on the Company’s consolidated results of operations or financial condition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the three and nine months ended September 30, 2026 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, tariffs, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity, and the impact of the foregoing on customer behavior (including the velocity and levels of deposit withdrawals and loan repayment);
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
•
the timing (including integration), impact on customers, employees and deposit mix, benefits, costs and synergies of the merger with OFB Bancshares, Inc., as well as statements regarding potential impact of current or future business combinations on our performance and financial condition, including our ability to successfully identify acquisition targets and to successfully integrate the businesses;
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
•
our ability to identify and address potential cybersecurity risks and/or breaches, which may be exacerbated by developments in generative artificial intelligence, on our systems and/or third party vendors and service providers on which we rely, a material failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Additional factors that could cause actual results to differ materially can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, or in other periodic reports that we file with the SEC.

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

Acquisition of OFB Bancshares, Inc.

On August 1, 2026, we acquired OFB Bancshares, Inc., parent company of One Florida Bank, in an all-cash transaction. We acquired net assets of approximately $165.6 million, consisting primarily of the following:

•
Loans of $1.7 billion, net of a $30.3 million non-credit discount and a $21.9 million allowance for loan loss
•
Cash, short-term investments and securities available for sale totaling $335.7 million
•
Core deposit intangible asset of $53.1 million
•
Deposit liabilities of $1.9 billion, including $0.4 billion of noninterest-bearing and $1.5 billion of interest-bearing deposits

Total consideration for the net assets acquired was $377.6 million, resulting in $189.5 million of goodwill.

One Florida Bank operated five financial centers in the greater Orlando, Florida area and one in the Florida Panhandle. The acquisition enhances our existing financial center footprint by establishing a meaningful presence in the high growth Orlando market and is expected to be immediately accretive to earnings per share, exclusive of one-time transaction costs of approximately $30.4 million incurred in the third quarter of 2026. Full integration and system conversion activities are expected to be finalized in the fourth quarter of 2026. Refer to Note 2 - Acquisition in Part I, Item I of this document for additional information.

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

Current Economic Environment

The U.S. economy remained resilient during the third quarter of 2026, characterized by moderate economic growth and a stable labor market, but with inflation that continued to run above the Federal Reserve's long-term target. Economic growth during the third quarter of 2026 was stronger than many forecasters expected earlier in the year. Real gross domestic product (GDP) for the third quarter of 2026 was 3.4% on an annual basis, supported by resilient consumer spending, strong business investment, and continued spending related to artificial intelligence infrastructure and technology developments, partially offset by a decrease in exports. The labor market displayed overall stability, showing signs of slower hiring, however, the unemployment rate remained in a range of 4.1% and 4.2% throughout the quarter. Inflation remained the principal economic challenge. Elevated energy prices and broader demand pressures continue to influence inflation, with the consumer price index reaching 3.7% on an annualized basis in September 2026, well above the Federal Reserve’s target of 2%. The Federal Reserve tightened monetary policy by raising its benchmark interest rate by 25 basis points at its September 2026 meeting, bringing the target range to 3.75%-4.00%. Federal Reserve officials emphasized that price stability continued to be its central policy objective.

In the third quarter of 2026, conditions in the financial services industry remained generally favorable despite persistent economic pressures and uncertainty with respect to fiscal and monetary policy. We experienced solid loan production and deposit growth beyond those from the OFB acquisition, reflecting what we believe to be a general resilience in our local markets.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the September 2026 Moody’s forecast, the most current available at September 30, 2026. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline.

The baseline scenario maintains a mostly optimistic tenor with respect to economic outcomes, though the outlook has weakened somewhat from previously published scenarios. Key variables underlying the September 2026 baseline forecast include the following: (1) the likelihood of a near-term negotiated settlement between the US and Iran has decreased, and, as a result, crude oil prices will remain elevated for longer; (2) the Fed funds target rate will stay within the range of 3.5% to 3.75% until the end of the decade, reflecting short-term inflation pressures from the Iran war; (3) the effective tariff rate of about 8% is expected to remain for the duration of the current administration before eventually falling back to about 2% late in the decade or early in the next; (4) the combination of a slowdown in labor force growth and monthly job growth will remain a headwind to the labor market, prompting the unemployment rate to resume a gradual climb, peaking at 4.7% in the second half of 2027; (5) GDP is forecasted at 2.2% in 2026, slowing slightly to 2.0% in 2027 and 2.1% in 2028 before rebounding to 2.5% in 2029; (6) the 10-year U.S. Treasury yield is forecasted to average 4.6% in the third quarter of 2026 and remain near that level through the end of the decade due to elevated inflation and fiscal uncertainty.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the effective tariff rate increases to about 11% and remains elevated through the end of 2028. The impacts on the economy from tariffs, deportations and still-elevated oil prices as a result of the conflict with Iran are worse than expected, causing inflation to rise. Further, there is longer and farther-reaching disturbance from other geopolitical conflict. The scenario assumes the unemployment rate will rise considerably to a peak of 7.2% in the third quarter of 2027 and remain elevated before returning to full employment in early 2029. The combination of higher oil prices, rising inflation, tariffs, still elevated interest rates and reduced credit availability causes the U.S. economy to fall into a mild recession beginning in the fourth quarter of 2026 that lasts for three quarters, with a peak-to-trough decline in GDP of 1.1% and the stock market contracting 22%. The recession and rising inflation prompts the Federal Reserve to lower its benchmark interest rate slightly below what is forecasted in the baseline scenario before making more significant cuts as inflation subsides.

Management has deemed certain assumptions underlying the baseline scenario and the downside S-2 scenario to have an equal likelihood to occur in the near term, and, as such, the baseline and S-2 scenarios were each given probability weightings of 50% in the calculation of our allowance for credit losses at September 30, 2026, consistent with the weightings used in the calculation of allowance for credit losses at June 30, 2026.

The credit loss outlook for our portfolio as a whole has not changed materially since June 30, 2026. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment, tariffs, labor market conditions and/or other economic circumstances that may impact credit quality.

Rapidly evolving changes in geopolitical, fiscal and other policies continue to drive heightened uncertainty as to the impact on the U.S. and global economies. The duration and scope of the conflict in the Middle East continues to play a pivotal role in economic conditions. The impact of persisting inflation, the potential for a softening labor market and the Federal Reserve's actions to counter those effects, as well as to respond to other economic concerns, could reduce economic growth in the near term. The full extent of the impact of the conflict in the Middle East and other influential factors are uncertain and may have an adverse effect on the U.S. economy, including the possibility of an economic recession or slower growth in the near or midterm.

Highlights of the Third Quarter 2026

We reported net income for the third quarter of 2026 of $110.1 million, or $1.36 per diluted common share, compared to $127.0 million, or $1.55 per diluted common share, in the second quarter of 2026 and $127.5 million, or $1.49 per diluted common share, in the third quarter of 2025. The third quarter of 2026 includes supplemental disclosure items attributable to the acquisition of OFB Bancshares, Inc. (OFB) totaling $30.4 million pre-tax, or $0.30 per diluted share after tax. There were no supplemental disclosure items in the second quarter of 2026 or the third quarter of 2025.

Third quarter 2026 results compared to second quarter 2026:

•
Net income of $110.1 million, or $1.36 per diluted share; includes $30.4 million of acquisition-related expenses
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $189.3 million, up $11.1 million, or 6%
•
Period-end loans totaled $26.5 billion, up $2.0 billion, or 8%; includes $1.7 billion of loans acquired from OFB
•
Period-end deposits totaled $32.2 billion, up $2.5 billion, or 9%; includes $1.9 billion of deposits assumed from OFB
•
Criticized commercial loans decreased while total nonaccrual loans increased; annualized net charge-offs to average loans was unchanged at 0.16%
•
Allowance for credit losses coverage to total loans remained solid at 1.42%, unchanged from June 30, 2026
•
Net interest margin of 3.61%, up 5 basis points (bps)
•
Tangible common equity ratio of 8.05%, down 173 bps; common equity tier 1 ratio of 11.57%, down 162 bps; and total risk-based capital ratio of 13.26%, down 172 bps
•
Efficiency ratio, a non-GAAP measure, improved to 54.46%, compared to 55.31%

Our results for the third quarter of 2026 again reflect a period of strong performance and enhanced shareholder value. Our acquisition of OFB, completed on August 1, 2026, delivered approximately $2 billion of balance sheet growth and enhanced our ability to bring our relationship-based approach to banking to customers across an expanded footprint in the Central Florida area. We experienced solid organic deposit and loan growth during the third quarter, reflecting continued progress on our multi-year growth plan. Adjusted pre-provision net revenue grew and our efficiency ratio improved. Credit metrics remained stable and we maintained a robust allowance for credit losses coverage of 1.42%. We also returned capital to shareholders with the repurchase of 1.0 million shares of our common stock, bringing year-to-date repurchases to 3.1 million shares. Our capital ratios remain strong and reflect capital deployed for both inorganic and organic growth, return to shareholders and the impact of the rising interest rate environment. We believe our solid balance sheet, strong customer relationships and disciplined execution position us well to deliver on our objectives for the remainder of this year and over the longer term.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(in thousands, except per share data)	2026	2026	2026	2025	2025	2026	2025
Income Statement Data:
Interest income	$446,818	$412,887	$401,382	$407,698	$409,020	$1,261,087	$1,206,922
Interest income (te) (a)	448,609	415,100	403,783	410,203	411,591	1,267,492	1,214,795
Interest expense	133,711	119,875	116,217	125,528	129,282	369,803	380,320
Net interest income (te)	314,898	295,225	287,566	284,675	282,309	897,689	834,475
Provision for credit losses	16,097	13,775	13,172	13,145	12,651	43,044	38,038
Noninterest income	107,011	108,350	7,482	107,131	106,001	222,843	299,316
Noninterest expense	262,001	225,436	220,748	217,850	212,753	708,185	633,791
Income before income taxes	142,020	162,151	58,727	158,306	160,335	362,898	454,089
Income tax expense	31,964	35,190	11,305	32,734	32,869	78,459	93,588
Net income	$110,056	$126,961	$47,422	$125,572	$127,466	$284,439	$360,501
Supplemental disclosure items-included above, pre-tax:
Included in provision for credit losses
OFB Bancshares, Inc. acquired unfunded provision	$1,036	$—	$—	$—	$—	$1,036	$—
Included in noninterest income
Loss on securities portfolio restructure	—	—	98,595	—	—	98,595	—
Included in noninterest expense:
OFB Bancshares, Inc. acquisition expense	29,350	—	—	—	—	29,350	—
Sabal Trust Company acquisition expense	—	—	—	—	—	—	5,911

Balance Sheet Data:
Period end balance sheet data
Loans	$26,540,423	$24,580,173	$23,991,840	$23,958,440	$23,596,565	$26,540,423	$23,596,565
Earning assets	34,962,230	33,039,464	32,306,650	32,218,663	32,532,320	34,962,230	32,532,320
Total assets	38,583,463	36,345,972	35,542,126	35,472,762	35,766,407	38,583,463	35,766,407
Noninterest-bearing deposits	10,554,777	10,336,866	10,344,878	10,374,991	10,305,303	10,554,777	10,305,303
Total deposits	32,177,308	29,629,760	29,082,134	29,279,774	28,659,750	32,177,308	28,659,750
Stockholders' equity	4,234,341	4,444,134	4,419,592	4,460,117	4,474,479	4,234,341	4,474,479
Average balance sheet data
Loans	$25,766,152	$24,339,904	$23,965,993	$23,715,763	$23,425,895	$24,697,277	$23,249,212
Earning assets	34,766,919	33,205,847	32,698,837	32,598,315	32,213,632	33,564,776	32,106,914
Total assets	37,591,325	35,881,537	35,420,096	35,227,286	34,751,209	36,305,606	34,546,116
Noninterest-bearing deposits	10,383,038	10,104,015	10,033,006	10,165,806	10,121,707	10,174,635	10,200,640
Total deposits	30,924,820	28,780,937	28,834,747	28,816,539	28,492,076	29,521,157	28,630,511
Stockholders' equity	4,389,908	4,420,837	4,461,827	4,417,711	4,368,746	4,423,927	4,279,294
Common Share Data:
Earnings per share - basic	$1.37	$1.56	$0.58	$1.51	$1.50	$3.51	$4.20
Earnings per share - diluted	1.36	1.55	0.57	1.49	1.49	3.48	4.17
Cash dividends per common share	0.50	0.50	0.50	0.45	0.45	1.50	1.35
Book value per share (period-end)	53.27	55.23	54.46	54.22	52.82	53.27	52.82
Tangible book value per share (period-end)	37.83	42.95	42.26	42.16	41.07	37.83	41.07
Weighted average number of shares - diluted	80,612	81,485	82,261	83,791	85,453	81,445	85,977
Period-end number of shares	79,493	80,471	81,152	82,259	84,711	79,493	84,711

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
($ in thousands)	2026	2026	2026	2025	2025	2026	2025
Performance and other data:
Return on average assets	1.16%	1.42%	0.54%	1.41%	1.46%	1.05%	1.40%
Return on average common equity	9.95%	11.52%	4.31%	11.28%	11.58%	8.60%	11.26%
Return on average tangible common equity	13.46%	14.84%	5.54%	14.55%	15.00%	11.25%	14.48%
Tangible common equity ratio (b)	8.05%	9.78%	9.93%	10.06%	10.01%	8.05%	10.01%
Common equity Tier 1 (CET1) ratio	11.57%	13.19%	13.29%	13.65%	14.09%	11.57%	14.09%
Net interest margin (te)	3.61%	3.56%	3.55%	3.48%	3.49%	3.57%	3.47%
Noninterest income as a percentage of total revenue (te)	25.36%	26.85%	2.54%	27.34%	27.30%	19.89%	26.40%
Efficiency ratio (c)	54.46%	55.31%	55.43%	54.93%	54.10%	55.05%	54.73%
Allowance for loan losses as a percentage of period-end loans	1.28%	1.27%	1.30%	1.28%	1.33%	1.28%	1.33%
Allowance for credit losses as a percentage of period-end loans	1.42%	1.42%	1.43%	1.43%	1.45%	1.42%	1.45%
Annualized net charge-offs to average loans	0.16%	0.16%	0.19%	0.22%	0.19%	0.17%	0.23%
Nonaccrual loans as a percentage of loans	0.50%	0.46%	0.47%	0.45%	0.48%	0.50%	0.48%
FTE headcount	3,803	3,674	3,658	3,627	3,603	3,803	3,603
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$110,056	$126,961	$47,422	$125,572	$127,466	$284,439	$360,501
Provision for credit losses	16,097	13,775	13,172	13,145	12,651	43,044	38,038
Income tax expense	31,964	35,190	11,305	32,734	32,869	78,459	93,588
Pre-provision net revenue	158,117	175,926	71,899	171,451	172,986	405,942	492,127
Taxable equivalent adjustment	1,791	2,213	2,401	2,505	2,571	6,405	7,873
Pre-provision net revenue (te)	159,908	178,139	74,300	173,956	175,557	412,347	500,000
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	—	98,595	—	—	98,595	—
OFB Bancshares, Inc. acquisition expense	29,350	—	—	—	—	29,350	—
Sabal Trust Company acquisition expense	—	—	—	—	—	—	5,911
Adjusted pre-provision net revenue (te)	$189,258	$178,139	$172,895	$173,956	$175,557	$540,292	$505,911
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$313,107	$293,012	$285,165	$282,170	$279,738	$891,284	$826,602
Noninterest income	107,011	108,350	7,482	107,131	106,001	222,843	299,316
Total GAAP revenue	420,118	401,362	292,647	389,301	385,739	1,114,127	1,125,918
Taxable equivalent adjustment	1,791	2,213	2,401	2,505	2,571	6,405	7,873
Total revenue (te)	$421,909	$403,575	$295,048	$391,806	$388,310	$1,120,532	$1,133,791
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	—	98,595	—	—	98,595	—
Adjusted total revenue (te)	$421,909	$403,575	$393,643	$391,806	$388,310	$1,219,127	$1,133,791

GAAP noninterest expense	$262,001	$225,436	$220,748	$217,850	$212,753	$708,185	$633,791
Amortization of intangibles	(2,885)	(2,222)	(2,548)	(2,622)	(2,694)	(7,655)	(7,331)
Adjustments from supplemental disclosure items
OFB Bancshares, Inc. acquisition expense	(29,350)	—	—	—	—	(29,350)	—
Sabal Trust Company acquisition expense	—	—	—	—	—	—	(5,911)
Adjusted noninterest expense for efficiency	$229,766	$223,214	$218,200	$215,228	$210,059	$671,180	$620,549
Efficiency ratio (c)	54.46%	55.31%	55.43%	54.93%	54.10%	55.05%	54.73%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2026 totaled $314.9 million, up $19.7 million, or 7%, from the second quarter of 2026, and $897.7 million for the nine months ended September 30, 2026, up $63.2 million, or 8%, from the same period in 2025.

The $19.7 million increase in net interest income (te) from the second quarter of 2026 is comprised of an increase in interest income (te) of $33.5 million that was partially offset by an increase in interest expense of $13.8 million. The acquisition of OFB contributed approximately $22.8 million of interest income, inclusive of $3.3 million of accretion of the fair value discount, and $7.9 million of interest expense. Outside of the contributions from the OFB acquisition, the increase in interest income (te) was driven primarily by increases in yields on securities and loans, organic loan growth and the impact of an additional accrual day. The increase in interest expense from our legacy operation was driven primarily by increases in the average balance and cost of interest-bearing deposits and the impact of an additional accrual day, partially offset by a decrease in average short-term borrowings. The net interest margin for the third quarter of 2026 was 3.61%, up 5 bps from the second quarter of 2026, due in part to the acquisition of OFB, including accretion. The increase in net interest margin also reflects higher yields on securities and loans and lower average short-term borrowings, partially offset by growth in and the rate paid on interest-bearing deposits.

The $63.2 million increase in net interest income (te) for the nine months ended September 30, 2026 from the same period in 2025 is comprised of a $52.7 million increase in interest income (te) and a $10.5 million decrease in interest expense. The acquisition of OFB contributed approximately $22.8 million of interest income, inclusive of accretion, and $7.9 million of interest expense. Outside of the contributions from the OFB acquisition, the increase in interest income (te) was primarily attributable to higher yield on the securities portfolio and loan growth that was partially offset by a decline in yields on loans and short-term investments. The decrease in interest expense was driven by a decline in the cost of interest-bearing deposits, reflective of interest rate movement and a favorable shift in the mix within interest-bearing deposits, partially offset by increases in the average balance of interest-bearing deposits and short-term borrowings. The net interest margin for the nine months ended September 30, 2026 was 3.57%, up 10 bps from the same period in 2025, driven in part by the acquisition of OFB, including accretion, and also by a decrease in the rate paid on interest-bearing deposits, an increase in the yield on securities, and loan growth, partially offset by a decline in the loan yield, growth in interest-bearing deposits, and an increase in average short-term borrowings. The improvement in the securities yield is due in part to the portfolio restructure in the first quarter of 2026.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$20,438.3	$304.1	5.91%	$19,085.1	$276.8	5.82%	$18,041.2	$277.9	6.12%
Residential mortgage loans	3,970.1	40.5	4.09%	3,921.8	39.2	4.00%	4,052.3	40.6	4.00%
Consumer loans	1,357.8	25.6	7.48%	1,333.0	25.1	7.54%	1,332.4	27.7	8.25%
Loan fees & late charges	—	0.1	0.00%	—	(0.8)	0.00%	—	(0.3)	0.00%
Total loans (te) (b)	25,766.2	370.3	5.71%	24,339.9	340.3	5.60%	23,425.9	345.9	5.87%
Loans held for sale	28.4	0.5	6.99%	48.0	0.7	6.22%	22.2	0.4	6.73%
US Treasury and government agency securities	693.4	5.9	3.38%	647.3	5.3	3.29%	661.7	5.4	3.25%
Mortgage-backed securities and collateralized mortgage obligations	7,193.0	62.2	3.46%	7,065.2	59.2	3.35%	6,962.1	50.3	2.89%
Municipals (te)	378.3	3.3	3.52%	554.3	4.6	3.33%	742.5	5.5	2.96%
Other securities	20.0	0.2	4.90%	18.8	0.2	4.40%	17.4	0.1	3.72%
Total securities (te) (c)	8,284.7	71.6	3.46%	8,285.6	69.3	3.35%	8,383.7	61.3	2.92%
Total short-term investments	687.6	6.2	3.56%	532.3	4.8	3.58%	381.8	4.0	4.19%
Total earning assets (te)	$34,766.9	$448.6	5.13%	$33,205.8	$415.1	5.01%	$32,213.6	$411.6	5.08%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$14,340.0	$75.6	2.09%	$12,389.5	$57.8	1.87%	$11,662.6	$63.1	2.15%
Time deposits	3,507.4	27.5	3.11%	3,436.5	26.5	3.09%	3,860.5	34.0	3.50%
Public funds	2,694.3	17.3	2.55%	2,850.9	18.3	2.57%	2,847.3	21.0	2.93%
Total interest-bearing deposits	20,541.7	120.4	2.33%	18,676.9	102.6	2.20%	18,370.4	118.1	2.55%
Repurchase agreements	689.0	2.1	1.22%	703.5	2.2	1.26%	604.0	2.3	1.51%
Other short-term borrowings	825.7	8.2	3.92%	1,278.6	12.3	3.86%	531.3	5.9	4.40%
Long-term debt	210.0	3.0	5.71%	193.8	2.8	5.79%	210.6	3.0	5.66%
Total borrowings	1,724.7	13.3	3.06%	2,175.9	17.3	3.19%	1,345.9	11.2	3.30%
Total interest-bearing liabilities	22,266.4	133.7	2.38%	20,852.8	119.9	2.31%	19,716.3	129.3	2.60%
Net interest-free funding sources	12,500.5			12,353.0			12,497.3
Total cost of funds	$34,766.9	$133.7	1.53%	$33,205.8	$119.9	1.45%	$32,213.6	$129.3	1.59%
Net interest spread (te)		$314.9	2.75%		$295.2	2.70%		$282.3	2.48%
Net interest margin	$34,766.9	$314.9	3.61%	$33,205.8	$295.2	3.56%	$32,213.6	$282.3	3.49%
(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $3.3 million for the three months ended September 30, 2026. There was no net purchase accounting accretion in the three months ended June 30, 2026 or September 30, 2025.

	Nine Months Ended
	September 30, 2026			September 30, 2025
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$19,398.1	$849.7	5.86%	$17,871.8	$816.1	6.10%
Residential mortgage loans	3,958.1	119.9	4.04%	4,038.3	120.8	3.99%
Consumer loans	1,341.1	75.5	7.53%	1,339.1	83.1	8.29%
Loan fees & late charges	—	(1.7)	0.00%	—	(1.1)	0.00%
Total loans (te) (b)	24,697.3	1,043.4	5.65%	23,249.2	1,018.9	5.86%
Loans held for sale	34.7	1.6	6.20%	22.4	1.1	6.66%
US Treasury and government agency securities	661.7	16.4	3.30%	626.7	14.8	3.14%
Mortgage-backed securities and collateralized mortgage obligations	7,068.6	177.6	3.35%	6,886.5	145.4	2.81%
Municipals (te)	529.8	13.1	3.30%	768.7	17.0	2.96%
Other securities	18.6	0.6	4.49%	17.6	0.5	3.68%
Total securities (te) (c)	8,278.7	207.7	3.35%	8,299.5	177.7	2.85%
Total short-term investments	554.1	14.8	3.56%	535.8	17.1	4.27%
Total earning assets (te)	$33,564.8	$1,267.5	5.04%	$32,106.9	$1,214.8	5.05%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$12,929.2	$187.7	1.94%	$11,404.0	$180.1	2.11%
Time deposits	3,530.1	84.1	3.18%	4,057.7	109.9	3.62%
Public funds	2,887.2	55.6	2.58%	2,968.2	66.4	2.99%
Total interest-bearing deposits	19,346.5	327.4	2.26%	18,429.9	356.4	2.59%
Repurchase agreements	699.9	6.5	1.24%	614.0	6.2	1.35%
Other short-term borrowings	942.1	27.2	3.86%	262.7	8.7	4.43%
Long-term debt	200.6	8.7	5.77%	210.8	9.0	5.72%
Total borrowings	1,842.6	42.4	3.07%	1,087.5	23.9	2.94%
Total interest-bearing liabilities	21,189.1	369.8	2.33%	19,517.4	380.3	2.61%
Net interest-free funding sources	12,375.7			12,589.5
Total cost of funds	$33,564.8	$369.8	1.47%	$32,106.9	$380.3	1.58%
Net interest spread (te)		$897.7	2.71%		$834.5	2.45%
Net interest margin	$33,564.8	$897.7	3.57%	$32,106.9	$834.5	3.47%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $3.3 million for the nine months ended September 30, 2026. There was no net purchase accounting accretion in 2025.

Provision for Credit Losses

During the third quarter of 2026, we recorded a provision for credit losses of $16.1 million, compared to $13.8 million in the second quarter of 2026. The provision for credit losses in the third quarter of 2026 included net charge-offs of $10.2 million and a reserve build of $5.9 million, including $1.0 million attributable to a provision for unfunded commitments assumed in the acquisition of OFB, identified as a supplemental disclosure item. The provision for credit losses in the second quarter of 2026 included net charge-offs of $9.4 million and a reserve build of $4.4 million. The provision for credit losses in both periods reflect mostly stable credit quality and modest builds attributable to loan growth.

Annualized net charge-offs as a percentage of average loans in the third quarter of 2026 were 0.16%, unchanged from the second quarter of 2026. Net charge-offs in the third quarter of 2026 included $7.3 million in the commercial portfolio, $2.5 million in the consumer portfolio and $0.4 million in the residential mortgage portfolio. Net charge-offs in the second quarter of 2026 included $6.6 million in the commercial portfolio, $2.7 million in the consumer portfolio and $0.1 million in the residential mortgage portfolio.

For the nine months ended September 30, 2026, we recorded a provision for credit losses of $43.0 million compared to $38.0 million for the same period in 2025. The provision for credit losses for the nine months ended September 30, 2026 included net charge-offs of $30.8 million and a reserve build of $12.2 million, including the $1.0 million supplemental disclosure item described above. The provision for credit losses for the nine months ended September 30, 2025 included net charge-offs of $39.4 million and a reserve release of $1.4 million. Net charge-offs for the nine months ended September 30, 2026 were 0.17% of average loans, comprised of net charge-offs of $21.4 million in the commercial portfolio, $8.7 million in the consumer portfolio and $0.7 million in the residential mortgage portfolio. Net charge-offs for the nine months ended September 30, 2025 were 0.23% of average loans, comprised of net charge-offs of $29.2 million in the commercial portfolio, $10.1 million in the consumer portfolio, and $0.1 million in the residential mortgage portfolio.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $107.0 million for the third quarter of 2026, down $1.3 million, or 1%, from the second quarter of 2026, driven primarily by declines in secondary mortgage market operations, trust fees and investment and annuity fees, partially offset by increases in service charges on deposits and other miscellaneous income. For the nine months ended September 30, 2026, noninterest income totaled $222.8 million, down $76.5 million from the same period in 2025. Included in noninterest income for the nine months ended September 30, 2026 was a $98.6 million loss identified as a supplemental disclosure item attributable to the restructuring of the available for sales securities portfolio. Excluding the supplemental disclosure item, noninterest income was up $22.1 million, or 7%, from the same period in 2025, with increases across most lines. A detailed discussion of noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2026	2026	2025	2026	2025
Service charges on deposit accounts	$27,077	$25,897	$25,220	$78,876	$73,595
Trust fees	24,995	26,049	24,211	75,618	64,986
Bank card and ATM fees	22,983	23,181	21,814	68,290	64,532
Investment and annuity fees and insurance commissions	13,872	14,617	14,507	41,061	36,525
Secondary mortgage market operations	2,862	4,065	3,475	10,456	11,090
Securities transactions, net	—	—	—	(98,595)	—
Income from bank-owned life insurance	5,879	6,316	5,752	17,462	15,938
Credit related fees	2,862	2,788	2,900	8,425	8,453
Income (loss) from customer and other derivatives	50	395	1,932	1,405	3,630
Net gains on sales of premises, equipment and other assets	1,296	1,638	1,913	4,980	4,806
Other miscellaneous	5,135	3,404	4,277	14,865	15,761
Total noninterest income	$107,011	$108,350	$106,001	$222,843	$299,316

Supplemental Disclosure Items in Noninterest Income
Securities transactions, net:
Loss on securities portfolio restructure	$—	$—	$—	$(98,595)	$—
Total supplemental disclosure item in noninterest income	$—	$—	$—	$(98,595)	$—

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposits totaled $27.1 million for the third quarter of 2026, up $1.2 million, or 5%, from the second quarter of 2026. For the nine months ended September 30, 2026, service charges on deposits totaled $78.9 million, up $5.3 million, or 7%, from the same period in 2025. The increases in service charges on deposits for both the three and nine months ended September 30, 2026 include a $0.2 million contribution from deposits assumed in the OFB acquisition. Outside of the contribution from OFB, both the linked-quarter and year-over-year increases in service charges on deposit accounts were driven largely by increases in commercial analysis fees and consumer, small business and commercial overdraft fees.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $25.0 million for the third quarter of 2026, down $1.1 million, or 4%, from the second quarter of 2026, driven in part by seasonal tax preparation fees earned in the second quarter of 2026. For the nine months ended September 30, 2026, trust fees totaled $75.6 million, up $10.6 million, or 16%, from the same period in 2025. The year-over-year increase is mostly attributable to personal trust, resulting from both a full period contribution from the Sabal acquisition and organic and market value-driven growth in our legacy business.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $23.0 million for the third quarter of 2026, down $0.2 million, or 1%, from the second quarter of 2026, driven primarily by a decline in merchant services fees. Bank card and ATM fees for the nine months ended September 30, 2026 totaled $68.3 million, up $3.8 million, or 6%, from the same period in 2025. The year-over-year increase is mostly attributable to interchange fees, due in part to card-focused marketing campaigns, and ATM fees, reflecting a marketing adjustment on certain fees.

Investment and annuity fees and insurance commissions includes both fees earned from sales of annuity and insurance products, as well as managed account fees. Investment and annuity fees and insurance commissions totaled $13.9 million for the third quarter of 2026, down $0.7 million, or 5%, from the second quarter of 2026. The linked quarter decrease was largely driven by annuity sales volume. For the nine months ended September 30, 2026, investment and annuity fees and insurance commissions totaled $41.1 million, up $4.5 million, or 12%, from the same period in 2025. The year-over-year increase was largely driven by fixed income trading and investment management fees, partially offset by a decline in annuity sales. Investment and annuity fee income can vary from period to period depending on market conditions, impacting demand for products and services and related fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $2.9 million in the third quarter of 2026, down $1.2 million, or 30%, from the second quarter of 2026. The linked quarter decrease was primarily attributable to a decrease in both production and the percentage of loans sold in the secondary market, largely reflective of pressure from interest rate movement. For the nine months ended September 30, 2026, income from secondary mortgage market operations totaled $10.5 million, down $0.6 million, or 6%, from the same period in 2025, as the impact of an increase in mortgage production was offset by a decline in the percentage of loans sold in the secondary market.

There was no net gain or loss on securities transactions during the third or second quarters of 2026 or in any period in 2025. For the nine months ended September 30, 2026, net loss on securities transactions totaled $98.6 million, resulting from the sale of $1.5 billion of available for sale securities. The sale reflects a strategic decision to restructure the portfolio to enhance future net interest income through deployment of the proceeds into higher-yielding instruments.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $5.9 million for the third quarter of 2026, down $0.4 million, or 7%, from the second quarter of 2026. The linked quarter decrease was driven by a decline in mortality gains that was partially offset by an increase in income from changes in cash surrender value. For the nine months ended September 30, 2026, income from BOLI totaled $17.5 million, up $1.5 million, or 10%, from the same period in 2025, driven by an increase in income from changes in cash surrender value that was partially offset by a decline in mortality gains.

Credit related fees include fees assessed on letters of credit and unused portions of loan commitments. For the three months ended September 30, 2026, credit related fees totaled $2.9 million, up $0.1 million, or 3%, from the second quarter of 2026. For the nine months ended September 30, 2026, credit related fees totaled $8.4 million, virtually flat compared to the same period in 2025. Credit related fees can vary from period to period depending on the amount of letters of credit outstanding and utilization rates of lines of credit.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program. Income from customer and other derivatives totaled $0.1 million for the third quarter of 2026, down $0.3 million from the second quarter of 2026. The linked quarter decrease was largely attributable to losses associated with assumption changes to the Visa Class B derivative liability, partially offset by an increase in income from the customer derivative program that is a product of volume and interest rate movement during the quarter. For the nine months ended September 30, 2026, income from customer and other derivatives totaled $1.4 million, down $2.2 million from the same period in 2025. The year-over-year decrease was largely driven by the customer derivative program that is a product of volume and changes in the interest rate environment during the comparative periods. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement.

Net gains on sales of premises, equipment and other assets consist primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration (SBA) and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets for the third quarter of 2026 totaled $1.3 million, down $0.3 million, or 21%, from the second quarter of 2026. For the nine months ended September 30, 2026, net gains on sales of premises, equipment and other assets totaled $5.0 million, down $0.2 million, or 4%, from the same period in 2025. The level of net gains or losses on sales of these assets in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from investments in small business investment companies (SBIC), dividends on Federal Home Loan Bank (FHLB) stock, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $5.1 million, up $1.7 million from the second quarter of 2026. The linked quarter increase reflects increases in income from SBICs, syndication income and dividends on FHLB stock. For the nine months ended September 30, 2026, other miscellaneous income totaled $14.9 million, down $0.9 million from the same period in 2025. The year over year decrease was driven primarily by a decline in income from SBICs and syndication fees that was partially offset by an increase in dividends on FHLB stock. SBIC income and syndication fees will vary from period to period, depending on activity.

Noninterest Expense

Noninterest expense for the third quarter of 2026 was $262.0 million, up $36.6 million, or 16%, from the second quarter of 2026. Included in the three months ended September 30, 2026 were supplemental disclosure items totaling $29.4 million related to the acquisition of OFB Bancshares, Inc. Excluding the supplemental disclosure items, noninterest expense was up $7.2 million, or 3%, from the second quarter of 2026, driven largely by increases in personnel, and occupancy and equipment expense. For the nine months ended September 30, 2026, noninterest expense totaled $708.2 million, up $74.4 million, or 12%, from the same period in 2025. Included in noninterest expense for nine months ended September 30, 2026 were the $29.4 million of OFB acquisition-related supplemental disclosure items mentioned above. Included in the nine months ended September 30, 2025 were supplemental disclosure items totaling $5.9 million attributable to the Sabal acquisition. Excluding the supplemental disclosure items in each respective period, noninterest expense was up $51.0 million, or 8%, from the same period in 2025, with increases across most categories but largely driven by increases in personnel, business development, and data processing expenses. A more detailed discussion of noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2026	2026	2025	2026	2025
Compensation expense	$120,881	$105,579	$100,681	$325,248	$285,508
Employee benefits	23,870	24,612	21,341	76,842	67,373
Personnel expense	144,751	130,191	122,022	402,090	352,881
Net occupancy expense	14,820	13,857	14,066	41,806	41,471
Equipment expense	5,251	4,410	4,156	13,818	12,788
Data processing expense	38,677	31,701	30,665	103,174	95,363
Professional services expense	23,517	14,538	13,375	51,655	41,981
Amortization of intangible assets	2,885	2,222	2,694	7,655	7,331
Deposit insurance and regulatory fees	5,286	5,019	4,656	15,293	14,504
Other real estate and foreclosed asset expense (income), net	566	214	(337)	1,221	2,624
Corporate value and franchise taxes and other non-income taxes	4,481	4,545	4,371	13,442	13,407
Entertainment and contributions	3,802	3,477	2,984	11,497	9,718
Advertising	6,524	4,325	3,619	15,035	9,622
Telecommunications and postage	2,764	2,667	2,534	8,073	7,545
Travel expense	2,418	2,231	1,691	6,284	4,814
Tax credit investment amortization	883	890	1,068	2,676	3,204
Printing and supplies	997	1,145	907	3,127	3,078
Net other retirement expense	(5,814)	(5,647)	(4,142)	(16,772)	(11,933)
Other miscellaneous	10,193	9,651	8,424	28,111	25,393
Total noninterest expense	$262,001	$225,436	$212,753	$708,185	$633,791

Supplemental Disclosure Items in Noninterest Expense
OFB Bancshares, Inc. and Sabal Trust Company acquisition expenses:
Personnel expense	$8,318	$—	$—	$8,318	$1,422
Data processing expense	7,774	—	—	7,774	1,976
Professional services expense	10,493	—	—	10,493	1,550
Advertising	2,065	—	—	2,065	—
Printing and supplies	22	—	—	22	210
Other	678	—	—	678	753
Total supplemental disclosure items in noninterest expense	$29,350	$—	$—	$29,350	$5,911

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $144.8 million for the third quarter of 2026, up $14.6 million, or 11%, from the second quarter of 2026. The three months ended September 30, 2026 included $8.3 million of OFB acquisition costs highlighted as supplemental disclosure items. Excluding the OFB acquisition costs, personnel expense for the third quarter of 2026 were up $6.2 million, or 5%, from the second quarter of 2026. The linked quarter increase was driven primarily by $3.6 million of expense attributable to the addition of OFB associates and by increases in salary expense as a result of increased headcount, commissions and incentives associated with production, certain employee benefits and a decrease in benefit from salary deferrals associated with lending activity. These increases were partially offset by a decrease in certain other employee benefits. For the nine months ended September 30, 2026, personnel expense totaled $402.1 million, up $49.2 million, or 14%, from the same period in 2025. The nine months ended September 30, 2026 and 2025 included $8.3 million and $1.4 million, respectively, of acquisition costs highlighted as supplemental disclosure items. Excluding the acquisition costs in each respective period, personnel expense for the nine months ended September 30, 2026 was up $42.3 million, or 12%, from the same period in 2025. The year-over-year increase reflects increases in most components of this category, and reflects both expected annual increases in salary, incentives, bonus and associated benefit costs, and incremental expense associated with increased headcount that includes the addition of OFB associates and additional hires of revenue-producing associates, and facility management associates whose function was previously outsourced.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, property taxes, and other equipment expenses. Occupancy and equipment expenses totaled $20.1 million for the third quarter of 2026, up $1.8 million, or 10%, from the second quarter of 2026, primarily attributable to increases in equipment expense, building repair and maintenance, utilities and leased facility expense. For the nine months ended September 30, 2026, occupancy and equipment expenses totaled $55.6 million, up $1.4 million, or 3%, compared to the same period in 2025. The year over year increase was mostly driven by leased facility expense and equipment expense that was partially offset by decreases in facility repair and maintenance, outsourced facility management, and insurance expense.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and credit card reward expenses. Data processing expense was $38.7 million for the third quarter of 2026, up $7.0 million, or 22%, from the second quarter of 2026. The three months ended September 30, 2026 included $7.8 million of OFB acquisition costs highlighted as supplemental disclosure items, largely related to software contract terminations. Excluding the OFB acquisition costs, data processing expense for the third quarter of 2026 was down $0.8 million, or 3%, from the second quarter of 2026. The linked quarter decrease was driven primarily by a decline in activity-based card processing expenses and certain third-party technology processing expenses, partially offset by increases in maintenance on bank owned software and expense associated with an outsourced ATM provider. For the nine months ended September 30, 2026, data processing expense totaled $103.2 million, up $7.8 million, or 8%, from the same period in 2025. The nine months ended September 30, 2026 and 2025 included $7.8 million and $2.0 million, respectively, of acquisition costs highlighted as supplemental disclosure items. Excluding the acquisition costs in each respective period, data processing expense for the nine months ended September 30, 2026 was up $2.0 million, or 2%, from the same period in 2025. The year over year increase was largely attributable to increases in certain third-party technology processing and activity-based card processing and rewards and rebates expenses, partially offset by a decrease in amortization and maintenance on bank owned software. Data processing expense can vary from period to period, depending on business needs and technology enhancement initiatives.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense for the third quarter of 2026 totaled $23.5 million, up $9.0 million, or 62%, from the second quarter of 2026. The three months ended September 30, 2026 included $10.5 million of OFB acquisition costs highlighted as supplemental disclosure items, primarily comprised of transaction-related legal and consulting costs. Excluding the OFB acquisition costs, professional services expense for the third quarter of 2026 was down $1.5 million, or 10%, from the second quarter of 2026. The linked quarter decrease was mostly attributable to professional services associated with stand-alone engagements, including process improvement projects and expenses associated with problem loan collections. For the nine months ended September 30, 2026, professional services expense totaled $51.7 million, up $9.7 million, or 23%, from the same period in 2025. The nine months ended September 30, 2026 and 2025 included $10.5 million and $1.5 million, respectively, of acquisition costs highlighted as supplemental disclosure items. Excluding the acquisition costs in each respective period, professional services expense for the nine months ended September 30, 2026 was up $0.7 million, or 2%, from the same period in 2025.The year-over-year increase was largely attributable to costs of other professional services associated with stand-alone engagements, including process improvement projects, partially offset by declines in legal fees. Professional services expense may vary from period to period, generally related to the timing of external service needs.

Deposit insurance and regulatory fees for the third quarter of 2026 totaled $5.3 million, up $0.3 million, or 5%, from the second quarter of 2026. For the nine months ended September 30, 2026, deposit insurance and regulatory fees totaled $15.3 million, up $0.8 million, or 5%, from the same period in 2025. The linked quarter and year over year increases are mostly reflective of changes in our risk-based assessment calculation.

Other real estate and foreclosed assets expense, net totaled $0.6 million in the third quarter of 2026, up $0.4 million from the second quarter of 2026. For the nine months ended September 30, 2026, other real estate and foreclosed assets expense totaled $1.2 million, down $1.4 million from the same period in 2025. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the third quarter of 2026 totaled $4.5 million, down $0.1 million, or 1%, from the second quarter of 2026 driven by decreases in both franchise and bank share tax. For the nine months ended September 30, 2026, corporate value, franchise and other non-income tax expense totaled $13.4 million, virtually flat compared to the same period in 2025, as an increase in franchise tax was mostly offset by a decrease in bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value and can vary from period to period.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $12.7 million for the third quarter of 2026, up $2.7 million, or 27%, from the second quarter of 2026. The three months ended September 30, 2026 included $2.1 million of OFB acquisition costs highlighted as supplemental disclosure items, largely related to advertising costs. Excluding the OFB acquisition costs, business development-related expenses for the third quarter of 2026 were up $0.7 million, or 6%, from the second quarter of 2026, driven largely by travel and entertainment. For the nine months ended September 30, 2026, business development-related expenses totaled $32.8 million, up $8.7 million, or 36%, from the same period in 2025. Excluding the $2.1 million of OFB acquisition costs, business development-related expenses for the nine months ended September 30, 2026 were up $6.6 million, or 27%, from the same period in 2025. The year-over-year increase was attributable to most components of this category but driven primarily by digital and print media, travel, entertainment and promotion expenses.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $9.0 million for the third quarter of 2026, up $0.3 million, or 4%, from the second quarter of 2026. The three months ended September 30, 2026 included $0.7 million of OFB acquisition costs highlighted as supplemental disclosure items. Excluding the OFB acquisition costs, all other expenses for the third quarter of 2026 were down $0.4 million, or 4%, from the second quarter of 2026. For the nine months ended September 30, 2026, all other expenses totaled $25.2 million, down $2.1 million, or 8%, from the same period in 2025. The nine months ended September 30, 2026 and 2025 included $0.7 million and $1.0 million, respectively, of acquisition costs highlighted as supplemental disclosure items. Excluding the acquisition costs in each respective period, all other expenses for the nine months ended September 30, 2026 were down $1.8 million, or 7%, from the same period in 2025, driven primarily by net other retirement expense as a result of changes in actuarial assumptions for our pension plan, partially offset by an increase in other operational losses.

Income Taxes

The effective income tax rate for the third quarter of 2026 was 22.5%, compared to 21.7% in the second quarter of 2026. The linked-quarter increase in the effective tax rate was due primarily to increased nondeductible expenses attributable to the OFB acquisition that closed in the third quarter of 2026. The effective tax rate for the nine months ended September 30, 2026 was 21.6%, compared to 20.6% for the same period in 2025.

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

We have invested in NMTC projects through investments in our own Community Development Entities (CDE), as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years. We have also invested in affordable housing projects that generate federal LIHTC tax credits that are recognized over a ten-year period, beginning in the year the rental activity begins. The amortization of the LIHTC investment cost is recognized as a component of income tax expense in proportion to the tax credits recognized over the ten-year credit period.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. At September 30, 2026, our available on and off-balance sheet liquidity of $20.5 billion was well in excess of our estimated uninsured, noncollateralized deposits of approximately $14.3 billion. The following table summarizes available liquidity at September 30, 2026.

	September 30, 2026
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,578,537	$—	$4,578,537
External Sources:
Federal Home Loan Bank (a)	6,912,394	1,739,281	5,173,113
Federal Reserve Bank	3,477,840	—	3,477,840
Brokered deposits	4,826,596	—	4,826,596
Other	1,219,000	—	1,219,000
Total Available Sources of Funding	$21,014,367	$1,739,281	$19,275,086
Cash and other interest-bearing bank deposits			1,207,172
Total Liquidity			$20,482,258

(a) Amount used includes letters of credit.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.1 billion at September 30, 2026, down $778 million from December 31, 2025. The decrease in pledged securities compared to December 31, 2025 is largely attributable to pledges that were released in response to a decrease in public funds deposits. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 59.98% at September 30, 2026, compared to 58.76% at June 30, 2026, and 51.97% at December 31, 2025.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2026	2026	2026	2025	2025
Free securities / total securities	59.98%	58.76%	56.35%	51.97%	60.83%
Core deposits / total deposits	95.57%	95.50%	95.17%	94.99%	94.81%
Wholesale funds / core deposits	4.93%	6.24%	5.62%	4.37%	7.74%
Liquid assets / total liabilities	16.84%	17.72%	16.85%	15.63%	19.88%
Quarter-to-date average loans / quarter-to-date average deposits	83.32%	84.57%	83.11%	82.30%	82.22%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customer deposit accounts. At September 30, 2026, deposits totaled $32.2 billion, up $2.5 billion from June 30, 2026 and $2.9 billion from December 31, 2025. The increases from both comparative dates are primarily attributable to deposits assumed in the OFB acquisition but also to growth in transaction and savings deposits that was partially offset by retail time deposit maturities and typical seasonal movement in public funds deposits. There were no brokered time deposits at September 30, 2026, June 30, 2026 or December 31, 2025. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. The level of core deposits will vary based on the level of total deposits and the mix therein. Core deposits totaled $30.8 billion at September 30, 2026, up $2.5 billion from June 30, 2026 and $2.9 billion from December 31, 2025. The increases from both comparative dates are primarily attributable to core deposits assumed in the OFB acquisition but also to growth in transaction and savings deposits that includes some shifting of mix from time and noninterest-bearing deposits. The increase compared to year end is also net of a typical seasonal decline in public funds deposits. The ratio of core deposits to total deposits was 95.57% at September 30, 2026, compared to 95.50% at June 30, 2026 and 94.99% at December 31, 2025.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2026, the bank had $750 million in borrowings and approximately $5.2 billion available under this line. At September 30, 2026, the unused borrowing capacity at the Federal Reserve’s discount window was approximately $3.5 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 4.93% of core deposits at September 30, 2026, compared to 6.24% at June 30, 2026 and 4.37% at December 31, 2025. At September 30, 2026, wholesale funds totaled $1.5 billion, a decrease of $248.3 million from June 30, 2026 and an increase of $299.8 million from December 31, 2025. The variances from both comparative dates were largely driven by changes in the level of FHLB borrowings. The amount of wholesale funds outstanding will vary based on retail deposit levels and current funding needs. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 16.84% at September 30, 2026, compared to 17.72% at June 30, 2026 and 15.63% at December 31, 2025. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Bank lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2026 was 83.32%, compared to 84.57% for the second quarter of 2026, and 82.30% for the fourth quarter of 2025. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the nine months ended September 30, 2026 and 2025.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders, repurchasing our common stock in the open market, servicing its debt and for acquisitions with cash consideration. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved within a reasonable amount of time. The Parent had cash and liquid assets of $205.5 million at September 30, 2026.

Capital Resources

Stockholders’ equity totaled $4.2 billion at September 30, 2026, down $225.8 million, or 5%, from December 31, 2025. The decrease from December 31, 2025 is primarily attributable to common stock repurchases of $223.3 million, other comprehensive loss of $178.1 million and dividends of $122.9 million, partially offset by net income of $284.4 million and long-term incentive plan and dividend reinvestment activity of $14.1 million.

The tangible common equity (TCE) ratio was 8.05% at September 30, 2026, down 201 bps from 10.06% at December 31, 2025, driven by the impact of the OFB acquisition (-114 bps), other comprehensive loss (-52 bps), common stock repurchases (-64 bps), dividends (-36 bps) and tangible asset growth (-23 bps), partially offset by tangible net earnings (+85 bps) and stock-based compensation and other (+3 bps).

The regulatory capital ratios of the Company and the Bank at September 30, 2026 were down compared to June 30, 2026 and December 31, 2025, due primarily to the acquisition of OFB but remain well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $650 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank for the indicated periods.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2026	2026	2026	2025	2025
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	13.26%	14.98%	15.10%	15.45%	15.92%
Hancock Whitney Bank	10.00%	12.60%	14.05%	14.25%	14.43%	14.88%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.57%	13.19%	13.29%	13.65%	14.09%
Hancock Whitney Bank	6.50%	11.47%	12.86%	13.05%	13.24%	13.67%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.57%	13.19%	13.29%	13.65%	14.09%
Hancock Whitney Bank	8.00%	11.47%	12.86%	13.05%	13.24%	13.67%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	9.80%	10.87%	10.89%	11.17%	11.46%
Hancock Whitney Bank	5.00%	9.71%	10.59%	10.69%	10.84%	11.11%

On July 30, 2026, our board of directors declared a regular quarterly common stock cash dividend of $0.50 per share. The quarterly common stock cash dividend was paid on September 15, 2026 to shareholders of record on September 4, 2026. The Company has paid uninterrupted dividends to its shareholders since 1967.

In December 2025, our Board of Directors authorized a stock repurchase program, effective January 1, 2026, to repurchase up to 5% of the shares of common stock outstanding as of December 31, 2025, or 4.1 million shares. The authorization expires on December 31, 2026. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board of Directors at any time prior to the expiration date. During the third quarter of 2026, the Company repurchased 1.0 million shares under this program at an average price of $77.94 per share, inclusive of commissions. To date, 3.1 million shares have been repurchased under this program. The Company has accrued an estimated excise tax liability on net share repurchases under this plan of $2.0 million at September 30, 2026.

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

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term investments are held so that funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, totaled $632.9 million at September 30, 2026, up $117.8 million from June 30, 2026 and $500.6 million from December 31, 2025. Average short-term investments of $687.6 million for the third quarter of 2026 were up $155.3 million from the second quarter of 2026. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $7.8 billion at September 30, 2026, down $133.1 million, or 2%, from June 30, 2026 and $336.5 million, or 4%, from December 31, 2025. The linked quarter decrease is primarily attributable to a market valuation adjustment of $252.1 million, partially offset by net purchases. The decrease from December 31, 2025 is also due to the market valuation adjustment and net paydowns and maturities as well as the impact of the portfolio restructure described below. At September 30, 2026, securities available for sale totaled $6.0 billion and securities held to maturity totaled $1.7 billion.

In January 2026, we executed a restructuring of the available for sale securities portfolio to enhance net interest income whereby we sold securities with an amortized cost of $1.5 billion and an average yield of 2.49% and reinvested the $1.4 billion of proceeds with the purchase of securities with an average yield of 4.35%.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At September 30, 2026, the average expected maturity of the portfolio was 5.44 years with an effective duration of 4.15 years and a nominal weighted-average yield of 3.36%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.11 years and 4.04 years, respectively. At December 31, 2025, the average expected maturity of the portfolio was 5.18 years with an effective duration of 3.89 years and a nominal weighted-average yield of 2.87%. The changes in expected maturity, effective duration, and nominal weighted-average yield from December 31, 2025 were largely the result of the portfolio restructuring and reinvestment in the portfolio during the period. At September 30, 2026, approximately $387.8 million of our available for sale securities are hedged with $359.0 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio, effectively reducing the duration (market price risk) on the hedged securities. Once effective, fair value hedges synthetically convert the notional amount of the hedged asset over the life of the hedge to a variable rate instrument that is indexed to the federal funds effective rate. At September 30, 2026, all fair value hedges in place were effective.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at September 30, 2026, were $26.5 billion, up $2.0 billion, or 8%, from June 30, 2026 and $2.6 billion, or 11%, from December 31, 2025. The increase from both comparative dates includes approximately $1.7 billion of loans acquired in the OFB transaction. Excluding the impact of OFB, loans grew $243.7 million, or 1%, linked-quarter and $865.4 million, or 4%, from December 31, 2025, driven largely by commercial real estate lending across multiple products. A more detailed discussion of loan portfolio activity follows.

The following table shows the composition of our loan portfolio at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2026	2026	2026	2025	2025
Total loans:
Commercial non-real estate	$10,383,065	$9,961,458	$9,710,891	$9,809,011	$9,680,597
Commercial real estate - owner occupied	3,753,085	3,353,501	3,299,867	3,270,080	3,279,258
Total commercial and industrial	14,136,150	13,314,959	13,010,758	13,079,091	12,959,855
Commercial real estate - income producing	5,486,095	4,602,813	4,382,665	4,283,168	4,076,643
Construction and land development	1,548,547	1,405,454	1,320,224	1,239,086	1,197,305
Residential mortgages	3,995,795	3,909,076	3,950,154	4,016,917	4,027,600
Consumer	1,373,836	1,347,871	1,328,039	1,340,178	1,335,162
Total loans	$26,540,423	$24,580,173	$23,991,840	$23,958,440	$23,596,565

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits outstanding at September 30, 2026 totaled approximately $2.3 billion, or 8.6% of total loans, up $243.0 million from December 31, 2025. At September 30, 2026, our largest industry concentrations in shared national credits included approximately $339 million in real estate rental and leasing, $321 million in finance and insurance, $246 million in healthcare and social assistance, $227 million in manufacturing, $215 million in information, and $214 million in professional, scientific and technical services, with the remainder of the balance in other diverse industries.

Commercial and industrial (C&I) loans include both non-real estate and owner occupied real estate secured loans. C&I loans totaled $14.1 billion at September 30, 2026, up $821.2 million, or 6%, from June 30, 2026 and up $1.1 billion, or 8%, from December 31, 2025. The increase from both comparative dates includes approximately $846.8 million of C&I loans acquired in the OFB transaction, with the remainder of the increase from December 31, 2025 reflecting increased demand and upward momentum in loan production from our new bankers.

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

	September 30,		June 30,		March 31,		December 31,		September 30,
	2026		2026		2026		2025		2025
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Construction	$1,472,290	10%	$1,191,837	9%	$1,146,822	9%	$1,122,921	9%	$1,100,770	8%
Real estate and rental and leasing	1,423,802	10%	1,305,943	10%	1,182,742	9%	1,234,527	9%	1,233,906	10%
Retail trade	1,409,477	10%	1,325,319	10%	1,359,013	10%	1,419,299	11%	1,400,293	11%
Manufacturing	1,353,154	10%	1,311,163	10%	1,283,699	10%	1,226,962	9%	1,216,813	9%
Health care and social assistance	1,155,447	8%	1,180,868	9%	1,202,190	9%	1,306,170	10%	1,306,684	10%
Professional, scientific, and technical services	1,080,893	8%	1,083,280	8%	907,315	7%	852,169	7%	818,290	6%
Wholesale trade	1,044,650	7%	1,000,097	7%	1,036,202	8%	1,081,854	8%	1,117,737	9%
Transportation and warehousing	1,023,576	7%	936,355	7%	905,738	7%	945,011	7%	976,880	8%
Accommodation, food services and entertainment	908,689	6%	874,770	7%	862,294	7%	818,599	6%	807,897	6%
Finance and insurance	688,794	5%	626,326	5%	619,065	5%	646,171	5%	593,798	5%
Information	509,891	4%	537,924	4%	485,724	4%	465,971	4%	461,178	4%
Other services (except public administration)	506,882	4%	437,213	3%	412,119	3%	415,429	3%	395,869	3%
Admin, support, waste mgmt, remediation services	385,047	3%	355,343	3%	331,121	2%	338,693	3%	325,086	2%
Public administration	301,129	2%	310,671	2%	332,887	3%	348,545	3%	358,704	3%
Educational services	211,004	2%	218,496	2%	220,118	2%	236,273	2%	235,165	2%
Energy	169,247	1%	177,811	1%	175,582	1%	169,700	1%	169,536	1%
Other	492,178	3%	441,543	3%	548,127	4%	450,797	3%	441,249	3%
Total commercial & industrial loans	$14,136,150	100%	$13,314,959	100%	$13,010,758	100%	$13,079,091	100%	$12,959,855	100%

Commercial real estate - income producing loans totaled approximately $5.5 billion at September 30, 2026, up $883.3 million, or 19%, from June 30, 2026 and $1.2 billion, or 28%, from December 31, 2025. Construction and land development loans totaled approximately $1.5 billion at September 30, 2026, up $143.1 million, or 10%, from June 30, 2026 and $309.5 million, or 25%, from December 31, 2025. The growth from both comparative dates includes $592.8 million and $128.0 million of commercial real estate - income producing loans and construction and land development loans, respectively. The remaining increase in these portfolios reflects increased demand and loan production, showing continued progress in our organic growth plan. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2026		2026		2026		2025		2025
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,827,417	26%	$1,704,377	29%	$1,554,277	27%	$1,438,509	26%	$1,397,370	26%
Healthcare related properties	1,203,548	17%	977,983	16%	884,819	16%	812,712	15%	650,448	12%
Retail	1,144,798	16%	910,845	15%	908,660	16%	907,611	16%	836,666	16%
Industrial	1,098,997	16%	793,295	13%	727,290	13%	739,009	14%	772,552	15%
Office	508,777	7%	494,136	8%	504,838	9%	506,581	9%	516,659	10%
Hotel, motel and restaurants	508,433	7%	438,532	7%	426,474	7%	430,007	8%	402,728	8%
1-4 family residential construction	237,449	3%	210,540	4%	225,402	4%	213,733	4%	239,568	5%
Other land loans	252,771	4%	186,744	3%	191,134	3%	181,170	3%	174,048	3%
Other	252,452	4%	291,815	5%	279,995	5%	292,922	5%	283,909	5%
Total commercial real estate - income producing and construction loans	$7,034,642	100%	$6,008,267	100%	$5,702,889	100%	$5,522,254	100%	$5,273,948	100%

The residential mortgage loan portfolio totaled $4.0 billion at September 30, 2026, up $86.7 million, or 2%, compared to June 30, 2026 and down $21.1 million, or 1%, compared to December 31, 2025. The variances from both comparative dates reflect $129.0 million of loans acquired in the OFB transaction. The composition of the residential mortgage loan portfolio will depend on the volume of loans originated and the percentage ultimately sold in the secondary market.

The consumer loan portfolio totaled $1.4 billion at September 30, 2026, up $26.0 million, or 2%, from June 30, 2026 and $33.7 million, or 3%, from December 31, 2025. The growth from both comparative dates includes $19.7 million of loans acquired in the OFB transaction.

Average loans for the third quarter of 2026 of $25.8 billion were up $1.4 billion, or 6%, compared to the second quarter of 2026.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $375.8 million at September 30, 2026, an increase of $27.8 million from June 30, 2026, and is comprised of a $27.1 million increase in the allowance for loan losses and a $0.7 million increase in the reserve for unfunded lending commitments. The increase in the allowance for credit losses from June 30, 2026 is attributable to $21.9 million acquisition date reserve on loans acquired in the OFB transaction, a $16.1 million provision for credit losses, which includes $1.0 million attributable to unfunded commitments assumed in the OFB acquisition, partially offset by $10.2 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at June 30, 2026. Uncertainty remains related to geopolitical conflict and economic conditions, which continues to influence our reserve levels. The increase in the allowance for credit losses at September 30, 2026 compared to June 30, 2026 includes a $27.1 million build in our collectively evaluated reserves, driven by the initial reserve on acquired loans and other portfolio growth, and a $0.7 million build in individually evaluated reserves on problem loans. The level of reserves on individually evaluated credits can vary from period to period based on instrument-specific circumstances.

Our September 30, 2026 allowance for credit losses increased $34.2 million compared to December 31, 2025, and is comprised of a $31.9 million increase in the allowance for loan losses and a $2.2 million increase in the reserve for unfunded lending commitments. The increase in the allowance for credit losses from December 31, 2025 is attributable to $21.9 million acquisition date reserve on loans acquired in the OFB transaction, a $43.0 million provision for credit losses, inclusive of the $1.0 million attributable to unfunded commitments assumed in the OFB acquisition, partially offset by $30.8 million of net charge-offs. The increase in the allowance for credit losses from year end is largely due to the increase in loan balances, as coverage to total loans is relatively flat.

We utilized the September 2026 Moody's economic scenarios in our allowance for credit losses calculation at September 30, 2026. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighted both the baseline scenario and the downside S-2 mild recessionary scenario at 50% in the computation of the allowance for credit losses at September 30, 2026, consistent with the scenario weightings used in the computation of the allowance for credit losses at June 30, 2026. Each of the scenarios considered have varying degrees of severity and duration of impacts to forecasted market conditions, economic indicators, monetary and other governmental policies and geopolitical conditions, among other variables. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.42% at September 30, 2026, unchanged from June 30, 2026 and down one basis point from 1.43% at December 31, 2025. The allowance for credit losses on the commercial portfolio totaled $306.4 million, or 1.45% of that portfolio, at September 30, 2026, compared to $280.6 million, or 1.45%, at June 30, 2026. The allowance for credit losses on the residential mortgage portfolio totaled $43.7 million, or 1.09% of that portfolio, at September 30, 2026, compared to $42.3 million, or 1.08%, at June 30, 2026. The allowance for credit losses on the consumer portfolio totaled $25.7 million, or 1.87% of that portfolio, at September 30, 2026, compared to $25.2 million, or 1.87%, at June 30, 2026.

Criticized commercial loans totaled $485.3 million at September 30, 2026, down $6.7 million, or 1%, from $492.0 million at June 30, 2026, and $50.1 million, or 9%, from $535.4 million at December 31, 2025. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 2.29% of that portfolio at September 30, 2026, down from 2.55% at June 30, 2026 and from 2.88% at December 31, 2025. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at September 30, 2026 are diversified across many industries, with the largest concentrations as follows: $105.0 million in real estate, rental and leasing; $72.7 million in healthcare and social assistance; $69.0 million in retail trade; $56.3 million in accommodation, food service and entertainment; $37.7 million in manufacturing; and $34.2 million in transportation and warehousing. Commercial loans risk rated pass-watch totaled $543.7 million at September 30, 2026, up

$86.5 million, or 19%, from June 30, 2026, and down $71.1 million, or 12%, from December 31, 2025. The pass-watch risk rating includes credits with performance trends that reflect sufficient risk to cause concern but have not risen to the level of criticized.

Net charge-offs were $10.2 million, or 0.16% of average total loans on an annualized basis in the third quarter of 2026, compared to $9.4 million, or 0.16% of average total loans on an annualized basis in the second quarter of 2026. Net charge-offs in the third quarter of 2026 included $7.3 million in the commercial portfolio, $2.5 million in the consumer portfolio and $0.4 million in the residential mortgage portfolio. Net charge-offs in the second quarter of 2026 included $6.6 million in the commercial portfolio, $2.7 million in the consumer portfolio and $0.1 million in the residential mortgage portfolio.

The following table provides a rollforward of the allowance for credit losses, coverage ratios and net charge-off ratios for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2026	2026	2025	2026	2025
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$312,608	$311,316	$313,189	$307,731	$318,882
Loans charged-off:
Commercial non real estate	12,207	8,354	7,961	29,067	32,445
Commercial real estate - owner-occupied	317	—	1,885	325	4,626
Total commercial & industrial	12,524	8,354	9,846	29,392	37,071
Commercial real estate - income producing	—	—	—	—	34
Construction and land development	27	29	1,258	275	1,291
Total commercial	12,551	8,383	11,104	29,667	38,396
Residential mortgages	486	281	249	1,017	678
Consumer	3,282	3,517	4,383	11,209	12,283
Total charge-offs	16,319	12,181	15,736	41,893	51,357
Recoveries of loans previously charged-off:
Commercial non real estate	5,120	1,561	3,442	7,804	8,484
Commercial real estate - owner-occupied	97	190	178	429	541
Total commercial & industrial	5,217	1,751	3,620	8,233	9,025
Commercial real estate - income producing	3	3	12	9	12
Construction and land development	36	1	—	38	123
Total commercial	5,256	1,755	3,632	8,280	9,160
Residential mortgages	102	132	68	305	521
Consumer	762	851	606	2,530	2,213
Total recoveries	6,120	2,738	4,306	11,115	11,894
Total net charge-offs	10,199	9,443	11,430	30,778	39,463
Provision for loan losses	15,378	10,735	11,877	40,834	34,217
Initial allowance on acquired loans
Purchased seasoned loans	21,564	—	—	21,564	—
Purchased credit deteriorated loans	321	—	—	321	—
Allowance for loan losses at end of period	$339,672	$312,608	$313,636	$339,672	$313,636
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$35,419	$32,379	$27,100	$33,928	$24,053
Provision for losses on unfunded lending commitments	719	3,040	774	2,210	3,821
Reserve for unfunded lending commitments at end of period	$36,138	$35,419	$27,874	$36,138	$27,874
Total Allowance for Credit Losses	$375,810	$348,027	$341,510	$375,810	$341,510
Total Provision for Credit Losses	$16,097	$13,775	$12,651	$43,044	$38,038
Coverage Ratios:
Allowance for loan losses to period-end loans	1.28%	1.27%	1.33%	1.28%	1.33%
Allowance for credit losses to period-end loans	1.42%	1.42%	1.45%	1.42%	1.45%
Charge-offs ratios:
Gross charge-offs to average loans	0.25%	0.20%	0.27%	0.23%	0.30%
Recoveries to average loans	0.09%	0.05%	0.07%	0.06%	0.07%
Net charge-offs to average loans	0.16%	0.16%	0.19%	0.17%	0.23%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.27%	0.27%	0.19%	0.28%	0.33%
Commercial real estate - owner-occupied	0.02%	(0.02)%	0.21%	(0.00)%	0.18%
Total commercial & industrial	0.21%	0.20%	0.19%	0.21%	0.29%
Commercial real estate - income producing	(0.00)%	(0.00)%	0.00%	(0.00)%	0.00%
Construction and land development	(0.00)%	0.01%	0.42%	0.02%	0.13%
Total commercial	0.14%	0.14%	0.16%	0.15%	0.22%
Residential mortgages	0.04%	0.02%	0.02%	0.02%	0.01%
Consumer	0.74%	0.80%	1.12%	0.87%	1.01%

The following table sets forth for the periods indicated nonaccrual loans and reportable loan modifications to borrowers experiencing financial difficulty by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2026	2026	2026	2025	2025
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$42,439	$33,611	$31,949	$29,678	$39,108
Commercial non-real estate - modified	8,378	6,594	9,432	4,847	8,084
Total commercial non-real estate	50,817	40,205	41,381	34,525	47,192
Commercial real estate - owner occupied	10,798	6,729	5,699	6,482	6,667
Commercial real estate - owner-occupied - modified	273	223	231	241	341
Total commercial real estate - owner-occupied	11,071	6,952	5,930	6,723	7,008
Commercial real estate - income producing	2,675	2,301	2,010	4,760	4,782
Commercial real estate - income producing - modified	—	—	—	—	—
Total commercial real estate - income producing	2,675	2,301	2,010	4,760	4,782
Construction and land development	930	1,019	1,028	3,173	3,281
Construction and land development - modified	137	147	—	—	—
Total construction and land development	1,067	1,166	1,028	3,173	3,281
Residential mortgage	54,511	47,085	46,786	46,399	40,284
Residential mortgage - modified	1,860	4,423	4,476	587	742
Total residential mortgage	56,371	51,508	51,262	46,986	41,026
Consumer	11,341	11,550	11,584	10,555	10,115
Consumer - modified	—	—	148	148	150
Total consumer	11,341	11,550	11,732	10,703	10,265
Total nonaccrual loans	$133,342	$113,682	$113,343	$106,870	$113,554
ORE and foreclosed assets	10,919	12,858	11,257	14,788	11,140
Total nonaccrual loans and ORE and foreclosed assets	$144,261	$126,540	$124,600	$121,658	$124,694
Modified loans - still accruing:
Commercial non-real estate	$43,059	$94,006	$78,225	$98,468	$65,284
Commercial real estate - owner occupied	44,866	31,546	28,697	28,698	—
Commercial real estate - income producing	—	10,668	13,957	14,914	—
Construction and land development	—	—	147	147	—
Residential mortgage	6,246	6,401	7,203	14,572	16,891
Consumer	10,292	277	251	227	43
Total modified loans - still accruing	$104,463	$142,898	$128,480	$157,026	$82,218
Total reportable modified loans	$115,111	$154,285	$142,767	$162,849	$91,535
Loans 90 days past due still accruing	$25,952	$27,753	$29,885	$28,798	$24,576
Ratios:
Nonaccrual loans to total loans	0.50%	0.46%	0.47%	0.45%	0.48%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.54%	0.51%	0.52%	0.51%	0.53%
Allowance for loan losses to nonaccrual loans	1.28%	274.99%	274.67%	287.95%	276.20%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	213.24%	221.03%	217.36%	226.83%	227.06%
Loans 90 days past due still accruing to loans	0.10%	0.11%	0.12%	0.12%	0.10%

Nonaccrual loans plus ORE and foreclosed assets totaled $144.3 million at September 30, 2026, up $17.7 million from June 30, 2026 and $22.6 million from December 31, 2025. Nonaccrual loans of $133.3 million were up $19.7 million from June 30, 2026, and $26.5 million from December 31, 2025. The ratio of nonaccrual loans to total loans remains relatively low at 0.50% of the total portfolio. ORE and foreclosed assets were $10.9 million at September 30, 2026, down $1.9 million from June 30, 2026 and $3.9 million from December 31, 2025. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.54% at September 30, 2026.

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. At September 30, 2026, deposits associated with the ICS product totaled $674.1 million compared to $263.3 million at June 30, 2026 and $322.2 million at December 31, 2025. The increase from both comparative dates include $433.5 million of ICS deposits assumed in the OFB acquisition. At September 30, 2026, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $40,800.

Further, at September 30, 2026, our sources of liquidity exceeded uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $17.1 billion at September 30, 2026. Our uninsured deposit total at September 30, 2026, includes approximately $2.8 billion of public funds that have pledged securities as collateral, leaving approximately $14.3 billion of noncollateralized, uninsured deposits compared to total liquidity of $20.5 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 44.3% at September 30, 2026, compared to 41.8% at June 30, 2026 and 38.6% at December 31, 2025.

Total deposits were $32.2 billion at September 30, 2026, up $2.5 billion, or 9%, from June 30, 2026 and $2.9 billion, or 10%, from December 31, 2025. The increases from both comparative dates are primarily attributable to deposits assumed in the OFB acquisition but also to growth in transaction and savings deposits that was partially offset by retail time deposit maturities and typical seasonal movement in public funds deposits. Average deposits for the third quarter of 2026 were $30.9 billion, up $2.1 billion, or 7%, from the second quarter of 2026.

The following table shows the composition of our deposits at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2026	2026	2026	2025	2025

Noninterest-bearing deposits	$10,554,777	$10,336,866	$10,344,878	$10,374,991	$10,305,303
Interest-bearing retail transaction and savings deposits	15,508,544	13,044,253	12,259,441	11,998,892	11,776,338
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,475,780	2,786,086	2,833,149	3,120,389	2,706,540
Public fund time deposits	95,512	94,251	104,132	96,925	93,417
Total interest-bearing public fund deposits	2,571,292	2,880,337	2,937,281	3,217,314	2,799,957
Retail time deposits	3,542,695	3,368,304	3,540,534	3,688,577	3,778,152
Brokered time deposits	—	—	—	—	—
Total interest-bearing deposits	21,622,531	19,292,894	18,737,256	18,904,783	18,354,447
Total deposits	$32,177,308	$29,629,760	$29,082,134	$29,279,774	$28,659,750

Noninterest-bearing demand deposits totaled $10.6 billion at September 30, 2026, up $217.9 million, or 2%, from September 30, 2026 and $179.8 million, or 2%, from December 31, 2025. The increase from both comparative periods includes $418.7 million of noninterest-bearing demand deposits assumed in the OFB acquisition. Noninterest-bearing demand deposits comprised 33% of total deposits at September 30, 2026, compared to 35% at both June 30, 2026 and December 31, 2025.

Interest-bearing transaction and savings accounts totaled $15.5 billion at September 30, 2026, up $2.5 billion, or 19%, from September 30, 2026 and $3.5 billion, or 29%, from December 31, 2025. The increase from both comparative dates includes $1.2 billion of interest-bearing transactions and savings deposits assumed in the OFB transaction. The variances are also reflective of organic growth and some shifting in mix within interest-bearing deposits and from noninterest-bearing deposits, driven in part by promotional money market product offerings to new and certain existing customers. Interest-bearing public fund deposits totaled $2.6 billion at September 30, 2026, down $309.0 million, or 11%, from June 30, 2026, and $646.0 million, or 20%, from December 31, 2025, mostly attributable to typical outflows as the calendar year elapses. Retail time deposits totaled $3.5 billion at September 30, 2026, up $174.4 million, or 5%, from June 30, 2026, and down $145.9 million, or 4%, from December 31, 2025. The variance from both comparative dates reflects $203.0 million of retail time deposits assumed in the OFB transaction. Excluding the impact of the OFB acquisition, retail time deposits declined from both comparative dates, mostly attributable to maturities that did not renew, reflective of the interest rate environment. We had no brokered time deposits at September 30, 2026, June 30, 2026 or December 31, 2025. The Company uses brokered deposits as one component of its funding strategy, subject to certain policies regarding the amount, term and interest rate.

The rate paid on interest-bearing deposits for the third quarter of 2026 was 2.33%, up 13 bps from 2.20% in the second quarter of 2026, reflective of interest rate movement and product pricing. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types. The following table sets forth average balances and weighted-average rates paid on deposits for the third and second quarters of 2026 and the third quarter of 2025.

	Three months ended
	September 30, 2026			June 30, 2026			September 30, 2025
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$3,485.1	1.42%	11.3%	$3,242.0	1.27%	11.3%	$2,929.5	1.42%	10.3%
Money market deposits	8,536.1	2.63	27.6	6,859.4	2.43	23.8	6,604.1	2.89	23.2
Savings deposits	2,334.7	1.13	7.5	2,303.9	1.04	8.0	2,146.7	0.83	7.5
Time deposits	3,491.5	3.13	11.3	3,420.7	3.11	11.9	3,842.8	3.51	13.5
Public Funds	2,694.3	2.55	8.7	2,850.9	2.57	9.9	2,847.3	2.93	10.0
Total interest-bearing deposits	20,541.7	2.33%	66.4	18,676.9	2.20%	64.9	18,370.4	2.55%	64.5
Noninterest-bearing demand deposits	10,383.1		33.6	10,104.0		35.1	10,121.7		35.5
Total deposits	$30,924.8		100.0%	$28,780.9		100.0%	$28,492.1		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at September 30, 2026.

September 30,
($ in thousands)	2026
Three months	$706,412
Over three months through six months	214,871
Over six months through one year	477,535
Over one year	32,005
Total	$1,430,823

Short-Term Borrowings

At September 30, 2026, short-term borrowings totaled $1.3 billion, down $266.7 million from June 30, 2026 and up $287.0 million from December 31, 2025, driven primarily by FHLB borrowings and reflective of funding needs. Average short-term borrowings of $1.5 billion in the third quarter of 2026 were down $467.4 million from the second quarter of 2026.

Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized. Customer repurchase agreements and borrowings from the FHLB are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary. FHLB borrowings are collateralized by certain residential mortgage and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria. FHLB borrowings totaled $750 million at September 30, 2026, compared to $950 million at June 30, 2026 and $400 million at December 31, 2025.

Long-Term Debt

Long-term debt totaled $212.2 million at September 30, 2026, up $18.4 million from June 30, 2026 and $12.8 million from December 31, 2025. In the acquisition of OFB, we assumed subordinated notes payable with an aggregate principal amount of $30.0 million, a stated maturity date of September 1, 2031 and a fixed-to-floating interest rate of 3.875% through September 1, 2026, converting to three-month SOFR plus 322 basis points, reset quarterly thereafter. The notes did not quality as Tier 2 capital for regulatory capital ratio purposes. The subordinated notes purchase agreement permitted the Company, at its option, to redeem the notes on any scheduled interest payment date following assumption of this liability. The notes were redeemed at par on October 1, 2026.

Long-term debt at September 30, 2026 also includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2026, the Company had a reserve for credit losses on unfunded lending commitments totaling $36.1 million.

The following table shows the commitments to extend credit and letters of credit at September 30, 2026 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$10,103,407	$4,423,111	$2,745,107	$2,169,408	$765,781
Letters of credit	396,544	345,024	47,064	4,456	—
Total	$10,499,951	$4,768,135	$2,792,171	$2,173,864	$765,781

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

There were no material changes to the Company’s critical accounting policies, methodologies or estimates during the reporting period from those disclosed in its 2025 Annual Report on Form 10-K, other than those related to acquisition accounting discussed below.

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. Management applies various valuation methodologies to these assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, repayment rates, credit loss rates, and discount rates. The valuation of other identifiable assets, including core deposit, requires significant assumptions such as projected attrition rates, growth rates, discount rates and other forward-looking factors. The purchase date valuations and any subsequent adjustments also determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations. Discussion of the assumptions and estimates used to assess and determine fair values associated with our current acquisition can be found in Note 2 - Acquisition in Part 1, Item 1 of this document.

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2026. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

		Estimated Increase
		(Decrease) in NII
	Change in Interest Rates	Year 1	Year 2
	(basis points)
-	300	-4.82%	-11.83%
-	200	-3.09%	-7.29%
-	100	-1.42%	-3.33%
+	100	1.09%	2.93%
+	200	2.15%	5.68%
+	300	3.19%	8.38%

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the Bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s

EVE resulting from instantaneous and parallel shifts in rates as of September 30, 2026. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		September 30, 2026
(basis points)
-	300	6.40%
-	200	5.10%
-	100	2.91%
+	100	-3.42%
+	200	-6.96%
+	300	-10.44%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective. Our management, including the Chief Executive Officer and Chief Financial Officer, identified no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded OFB from management’s reporting on internal control over financial reporting for the quarter ended September 30, 2026. We evaluated the effectiveness of internal controls over financial reporting through the ongoing integration of OFB with that of the Company and made changes to our internal control framework, as necessary.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

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

The following is a summary of common share repurchases during the three months ended September 30, 2026.

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under such Plans or Programs
July 1, 2026 - July 31, 2026	250,381	$76.92	250,000	1,750,000
August 1, 2026 - August 31, 2026	750,559	$78.27	750,000	1,000,000
September 1, 2026 - September 30, 2026	—	$—	—	1,000,000
Total	1,000,940	$77.93	1,000,000

(a) Includes common stock purchased in connection with our share-based payment plans related to shares used to cover payroll tax withholding requirements. See Note 19 – Share-Based Payment Arrangements in our 2025 Form 10-K, which includes additional information regarding our share-based incentive plans.

(b) Average price paid does not include the one percent excise tax charged on public company net share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

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

November 5, 2026